Form 10-Q
period 2007-09-30
Shopoff Properties Trust, Inc.
filed 2007-11-14
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the transition period from                     to
Commission File Number: 333-139042
SHOPOFF PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation of Organization)	20-5882165 (I.R.S. Employer Identification No.)

8951 Research Drive Irvine, California (Address of Principal Executive Offices)	92618 (Zip Code)
(877) TSG-REIT
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                               Yes ☐ No ☑
     The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-139042), was declared effective August 29, 2007. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ☐ No ☑
     As of September 30, 2007, there were 21,100 shares of Shopoff Properties Trust, Inc. outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial statements	1

Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited) and December 31, 2006	2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and the Period from November 16, 2006 (inception) to September 30, 2007 (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2007 and the Period from November 16, 2006 (inception) to December 31, 2006 (unaudited)	4

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007 and the Period from November 16, 2006 (inception) to September 30, 2007	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Securities Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Shopoff Properties Trust, Inc., referred to in this Item 1 as the “Company,” has not commenced its planned principal operations as of September 30, 2007, and as such is considered a development stage enterprise. In addition, the Company’s Registration Statement was declared effective on August 29, 2007. The September 30, 2007 Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end was prepared by management without audit and commences on the following page, together with the related Notes. In the opinion of management, the September 30, 2007 Condensed Consolidated Financial Statements present fairly the results of operations and cash flows of the Company. This report should be read in conjunction with the Balance Sheet of the Company for the year ended June 30, 2007, included in the Company’s Registration Statement previously filed with the SEC.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$200,550	$200,550
Restricted cash	50,350	—

Total Assets	$250,900	$200,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable Due To Related Parties	$92,790	—

Total Liabilities	92,790	—

Minority interest	100	100

Stockholders’ Equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,100 shares issued and outstanding	211	211
Common stock issuable upon breaking escrow, 5,300 shares, $0.01 par value	53	—
Additional paid-in capital	250,536	200,239
Deficit accumulated during the development stage	(92,790)	—

Total Stockholders’ Equity	158,010	200,450

Total Liabilities and Stockholders’ Equity	$250,900	$200,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and the
Period from November 16, 2006 (Inception) to September 30, 2007
(unaudited)

			Period from
	Three Months	Nine Months	November 16, 2006
	Ended	Ended	(Inception) to
	September 30, 2007	September 30, 2007	September 30, 2007
Revenue:	$—	$—	$—
Expenses:
Insurance	92,790	92,790	92,790

Net loss	$(92,790)	$(92,790)	$(92,790)

Loss per common share, basic and diluted	$(4.40)	$(4.40)	$(4.40)

Weighted-average number of common shares, issued and outstanding	21,100	21,100	21,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007 and the
Period from November 16, 2006 (Inception) to December 31, 2006
(unaudited)

			Common Stock
			Issuable upon		Additional		Total
	Common Stock		Breaking Escrow		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 16, 2006 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	21,100	211	—	—	200,239	—	200,450

Balance, December 31, 2006	21,100	211	—	—	200,239	—	200,450
Common stock issuable upon breaking escrow	—	—	5,300	53	50,297	—	50,350
Net loss	—	—	—	—	—	(92,790)	(92,790)

Balance, September 30, 2007	21,100	$211	5,300	$53	$250,536	$(92,790)	$158,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and the
Period from November 16, 2006 (Inception) to September 30, 2007
(unaudited)

		Period from
	Nine Months	November 16, 2006
	Ended	(Inception) to
	September 30,	September 30,
	2007	2007
Net Cash Flows from Operating Activities
Net Loss	$(92,790)	$(92,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	92,790	92,790

Net cash provided by operating activities	—	—

Cash Flows from Financing Activities
Common stock issuable upon breaking escrow	50,350	50,350
Restricted Cash	(50,350)	(50,350)

Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	200,550	200,550

Cash and cash equivalents, end of period	$200,550	$200,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
     Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. When the Trust has met the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Trust was incorporated to raise capital and acquire ownership interests in undeveloped real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. As of September 30, 2007, the Trust does not own any properties. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”). The Company’s day-to-day operations will be managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”) as further discussed in Note 4. The Advisor will also provide investment recommendations as well as marketing, sales and client services to the Company.
     The Company’s majority-owned subsidiary, Shopoff Partners, L.P., a Maryland limited partnership (the “Operating Partnership”), or wholly owned subsidiaries of the Operating Partnership, will own and manage substantially all of the properties acquired on behalf of the Company. The Trust’s wholly owned subsidiary, Shopoff General Partner, LLC, a Maryland limited liability company (the “Sole General Partner”), is the sole general partner of the Operating Partnership and owns 1% of the equity interest therein. The Trust and the Advisor own 98% and 1% of the Operating Partnership, respectively, as limited partners.
     The Company’s activities to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned principal operations. Accordingly, the Company is considered to be a development stage enterprise as of September 30, 2007. The Company adopted December 31 as its fiscal year end.
     The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10 per share until an additional 18,100,000 shares of common stock are sold. Subscription proceeds will be deposited in an interest bearing account with an escrow agent until subscriptions for at least the minimum offering of 1,700,000 shares aggregating at least $16,150,000 have been received and accepted by the Company. Shares purchased by the Sponsor, its officers or employees or its affiliates, or shares issued to the Company’s officers or directors will not be counted in calculating the minimum offering.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The summary of significant accounting policies presented below is designed to assist in understanding the Company’s Condensed Consolidated Financial Statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
     The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and for the period from November 16, 2006 (Inception) through September 30, 2007, and cash flows for the nine months ended September 30, 2007 and the period from November 16, 2006 (Inception) through September 30, 2007. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2007. Amounts related to disclosure of December 31, 2006 balances within these interim consolidated financial statements were derived from the audited 2006 consolidated financial statements and notes thereto.
Use of Estimates
     The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates will be made and evaluated on an on-going basis, using information that is currently available as well as applicable assumptions believed to be reasonable under the circumstances. Actual results may vary from those estimates, perhaps in material adverse ways; in addition, such estimates could be different under other conditions and/or if we use alternative assumptions.
Principles of Consolidation
     Since the Company is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s Condensed Consolidated Financial Statements. The accounts of the Sole General Partner are also consolidated in the Company’s Condensed Consolidated Financial Statements since it is wholly owned by the Company. All significant intercompany accounts and transactions are eliminated in consolidation.
Consolidation of Variable Interest Entities
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46(R) requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”).
     The Company follows FIN No. 46(R), Consolidation of Variable Interest Entities. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If the entity is deemed to be a VIE, pursuant to FIN No. 46(R), an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE.
Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
Cost of Real Estate Assets Not Held for Sale
     The Company intends to invest in real estate assets that will principally consist of wholly owned undeveloped real estate for which the Company will obtain entitlements and hold such assets as long-term investments for eventual sale. This undeveloped real estate, not held for sale, will be carried at cost subject to impairment. Cost will include the purchase price of the land and related acquisition fees, as well as costs related to entitlement, property taxes and interest. In addition, any significant other costs directly related to acquisition and development of the land will be capitalized. The carrying amount of land will be charged to earnings when the related revenue is recognized.
     Selling commissions and closing costs will be expensed when incurred.
     The cost of income-producing properties will include the purchase price of the land and buildings and related improvements. Expenditures that increase the service life of such properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over their estimated useful lives, which are expected to principally range from approximately 15 to 39 years. When depreciable property is retired or disposed of, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.
Property Held for Sale
     Property held for sale will be accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This pronouncement, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, requires that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods report the results of operations of the component as discontinued operations.
     In accordance with SFAS No. 144, when a property is held for sale, such property will be carried at the lower of (i) its carrying amount or (ii) the estimated fair value less costs to sell. In addition, a depreciable property being held for sale (such as a building) will cease to be depreciated. Operating properties will be classified as held for sale in the period in which all of the following criteria are met:
•	Management, having the authority to approve the action, commits to a plan to sell the asset;

•	The asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such asset;

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	The sale of the asset is probable, and the transfer of the asset is expected to qualify for recognition as a completed transaction within one year;

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current estimated fair value; and

•	Given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be abandoned.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
Impairment of Long-Lived Assets
     Property held for investment will be accounted for in accordance with SFAS No. 144, SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.
     SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
     Operating properties will generally be carried at historical cost less accumulated depreciation. Properties held for sale will be reported at the lower of the carrying value or the fair value less estimated cost to sell. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the operating properties will be capitalized to the Company’s investment in that property. Maintenance and repairs will be charged to expense as incurred.
Purchase Price Allocation
     In accordance with SFAS No. 141, “Business Combinations”, management will allocate the purchase price of acquired income-producing properties to tangible and identifiable intangible assets based on their respective estimated fair value. The allocation to tangible assets (building and land) will be based on the determination of the value of the property as if it were vacant, based on discounted cash flow models similar to those used by independent appraisers. Appropriate allocations will also be made to the furniture, fixtures and equipment on the premises. Factors considered will include an estimate of carrying costs during the expected lease-up period, current market conditions and costs to execute similar leases.
     The value allocable to any above or below-market component of acquired in-place leases will be estimated based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using then-current market rates over the remaining term of the lease. The cost allocated to above-market leases will be included in intangible assets, and below-market lease values will be reported as other liabilities in our consolidated financial statements; such costs will be amortized to rental income over the weighted average remaining term of the acquired leases for each property.
     The total fair value of other intangible assets acquired will be further allocated to in-place lease costs and the estimated value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and management’s overall relationship with the tenant. Characteristics considered by management in re-allocating such amounts will include an evaluation of the tenant’s credit quality and management’s expectations of lease renewals, among other factors.
     These allocations will be subject to change based on a continuing valuation analysis and/or review of other available information until the earlier of when the allocations are finalized or one year from the date of acquisition.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
Recognition of Revenue and Profit
     The Company intends to report on sale of investment properties in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate. In order to qualify for immediate recognition of profit on the transaction date, SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. SFAS No. 66 also requires that the seller not have any substantial continuing involvement with the property. If the Company has a commitment to the buyer related to such continuing involvement, the amount of such commitment will be accrued and the recognized profit on the sale will be reduced accordingly.
     Revenue (and profit, if any) from transactions with unrelated parties which in substance are sales but which do not meet the criteria described in the preceding paragraph will be accounted for using the appropriate method (such as the installment, deposit, or cost recovery method) set forth in SFAS No. 66. Any disposition of a real estate asset, which in substance is not deemed to be a “sale” for accounting purposes, will be reported as a financing, leasing, or profit-sharing arrangement as considered appropriate under the circumstances of the specific transaction.
     For income-producing properties, the Company intends to recognize base rental income on a straight-line basis over the terms of the respective lease agreements (including any rent holidays). Differences between recognized rental income and amounts contractually due under the lease agreements will be credited or charged (as applicable) to rent receivable.
     Tenant reimbursement revenue, which is expected to be comprised of amounts recoverable from tenants for common area maintenance expenses and certain other expenses, will be recognized as revenue in the period in which the related expenses are incurred.
Stock-Based Compensation
     Stock-based compensation will be accounted for in accordance with SFAS No. 123-R, Share-Based Payment, which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the Condensed Consolidated Financial Statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, stock appreciation rights, and employee share purchase plans.
Income Taxes
     The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, and intends to be taxed as such beginning with the taxable year ending December 31, 2008. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of September 30, 2007, the Company did not have any unrecognized tax benefits.
Concentrations of Credit Risk
     The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions.
     At September 30, 2007, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000. Balances in excess of the FDIC limit approximated $91,000.
     It is presently expected that the majority of the Company’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. Accordingly, there may be geographic concentration of risk subject to fluctuations in the local economy of such states. Additionally, the Company’s operations are generally dependent upon the real estate industry, which is historically subject to fluctuations in local, regional and national economies.
3. STOCKHOLDERS’ EQUITY
Common Stock
     The Company commenced a best-efforts initial public offering of 2,000,000 shares of its common stock at an offering price of $9.50 per share. If 2,000,000 shares are sold, the offering price will increase to $10 per share until an additional 18,100,000 shares of common stock are sold.
     On November 27, 2006, The Shopoff Group L.P. (the “Sponsor”) purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.
     In September 2007, the Company sold 5,300 shares of its common stock for $50,350. Such amount will be maintained in an escrow account on behalf of the Company until such time subscriptions of 1,700,000 shares aggregating to at least $16,150,000 have been received and accepted by the Company. A debit of $50,350 to restricted cash with a corresponding credit to common stock issuable upon breaking escrow were reflected in the accompanying condensed consolidated balance sheet as of September 30, 2007.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
Equity Incentive Plan
     The board of directors has approved the adoption of the 2007 Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights, restricted stock and performance shares to the Company’s non-employee directors, officers, employees and consultants. The Plan reserves 1,655,000 shares of the Company’s common stock for issuance and will serve as the underlying equity instrument of all awards granted under the Plan.
     Pursuant to the provisions of the Plan, the Company intends to issue, on the date the Company reaches the minimum offering amount, 5,000 shares of restricted common stock to each non-officer director. The restricted stock will vest over four years in equal annual percentages. Each non-officer director will also receive annual stock option grants of 3,000 common shares following the year of the initial grant.
     The Chairpersons of each standing committee of the Company’s board of directors will receive additional annual stock option grants of 3,500 common shares.
     In addition, on the date the Company reaches the minimum offering amount, the Company’s executive vice president (“EVP”), who is also a director, will receive an initial restricted stock grant of 75,000 common shares, which will vest in equal percentages over a five year period. Thereafter, the EVP will receive an annual incentive stock option grant of 50,000 common shares, which shall expire ten years after the date of grant if not exercised. The Company’s chief financial officer (“CFO”), who is also a director, will receive an initial restricted stock grant of 18,750 common shares on the date the Company reaches the minimum offering amount, which shall vest in equal percentages over a five-year period. Thereafter, the CFO will receive an annual incentive stock option grant of 12,500 common shares, which shall expire ten years after the date of grant if not exercised. On the date the Company reaches the minimum offering amount, the Company’s senior vice president of acquisitions (“VPA”) will receive an initial restricted stock grant of 50,000 common shares, which shall vest in equal percentages over a five-year period. Thereafter, the VPA will receive an annual incentive stock option grant of 33,000 common shares, which shall expire ten years after the date of grant if not exercised.
4. OTHER RELATED PARTY TRANSACTIONS
     The Advisor and its affiliates have incurred certain expenses and offering costs on the Company’s behalf. As of September 30, 2007, such costs and expenses approximated $2,018,000. Because other entities are responsible for such expenses and costs unless and until the Company’s Form S-11 registration statement becomes effective and the minimum offering amount is raised, these transactions have not been reflected in the accompanying condensed consolidated balance sheets.
     On November 27, 2006, the Advisor contributed $100 for a 1% limited partnership interest in the Operating Partnership. Such investment is reflected as a minority interest in the accompanying condensed consolidated balance sheets.
     The sole general partner of the Advisor is wholly owned by The Shopoff Revocable Trust dated August 12, 2004 (the “Shopoff Trust”). William and Cindy Shopoff are the sole trustees of the Shopoff Trust. The Advisor and its affiliates will receive substantial compensation and fees for services relating to the investment and management of the Company’s assets. Such fees, which were not negotiated on an arm’s-length basis, will be paid regardless of the performance of the real estate investments acquired or the quality of the services provided to the Company.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
     The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer in the initial public offering described above. Shopoff Securities, Inc. (which was founded in September 2006) will not receive any selling commissions in connection with the offering, but will receive a fixed monthly marketing fee from its Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares.
     The relationship between the Company and the Advisor is governed by an advisory agreement (the “Agreement”). Under the terms of the Agreement, the Advisor will be responsible for overseeing the day-to-day operations of the Company and will have the authority to carry out all the objectives and purposes of the Company. The Advisor will have a fiduciary responsibility to the Company and its stockholders in carrying out its duties under the Agreement. In providing advice and services, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940, or in any state securities law or (ii) cause the Company to make such investments as would cause the Company to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940. The Company’s Board of Directors has the right to revoke the Advisor’s authority at any time.
     In accordance with the Agreement, the Company will pay the Advisor the following fees:
•	Acquisition and Advisory Fees: 3% of (i) with respect to any real estate asset acquired by the Company directly or indirectly other than a real estate related investment, the contract purchase price of the underlying property, and (ii) with respect to any real estate related investment acquired by the Company directly or indirectly, the contract purchase price of the underlying property.

•	Debt Financing Fee: 1% of the amount available under any loan or line of credit made available to the Company upon the receipt of the proceeds from such loan or line of credit.

•	Asset Management Fee: a monthly payment equal to one-twelfth of 2% of (i) the aggregate asset value for operating assets and (ii) the total contract price plus capitalized entitlement and project related costs for real estate assets held for less than or equal to one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iii) the appraised value as determined from time to time for real estate assets held for greater than one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iv) the appraised value of the underlying property, for any real estate-related investment held by the Company directly or indirectly, as of the last day of the preceding month, in the case of subsection (iv) not to exceed one-twelfth of 2% of the funds advanced by the Company for the purchase of the real estate-related investment.

•	Disposition Fees: equal to (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price. Any disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
•	Additional Fees: The Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange and termination of the Agreement.
5. SUBSEQUENT EVENTS
     Subsequent to September 30, 2007, organization and offering costs totaling approximately $788,000 were incurred by the Advisor and its affiliates on behalf of the Company.
     Subsequent to September 30, 2007, the Company’s escrow agent had received approximately $197,600 of gross offering proceeds to purchase 20,800 shares of its common stock. Combined gross offering proceeds raised prior to and after September 30, 2007 did not exceed the minimum number of shares required to break escrow.
      On October 30, 2007 the board of directors of the Company approved and authorized Shopoff Advisors, LLC to acquire on behalf of the Company, 356 Residential lots and 2 Commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse), for $11,850,000. These properties are located in the City of Lake Elsinore, California. Due to the existence of an “Asset Management Agreement on Ramsgate” entered into on February 15, 2001, by and between White Rock Acquisition Co. L.P. (owner) and Eastbridge Partners, L.P. (asset manager), a related party relationship exists with this acquisition. The Shopoff Group, L.P., the Sponsor of the Company, is the successor entity to Eastbridge Partners, L.P. Through this “Asset Management Agreement on Ramsgate,” The Shopoff Group has an approximate 35% share of these assets. The business plan of White Rock Acquisition Co. L.P. requires Shopoff Advisors, LLC to close on the purchase of these assets by December 31, 2007. As it is anticipated that Shopoff Properties Trust will not have broken escrow and begun operations by December 31, 2007 it is the intent of Shopoff Advisors, LLC to close on this purchase with a bridge loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
     Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of REITs; availability of capital; interest rates; our ability to service our debt; competition; supply and demand for undeveloped land and other real estate in our proposed market areas; the prospect of a continuing relationship with Shopoff Advisors; changes in accounting principles generally accepted in the United States of America; and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, such information should not be regarded as a representation by us or any other person that any of our objectives and plans, which we consider to be reasonable, will be achieved.
Company Overview and Plan of Operations
     We are a Maryland limited liability company, formed on November 16, 2006. We were organized to acquire undeveloped real estate assets for which we will obtain entitlements and hold such assets as long-term investments for eventual sale, assets that present value-added opportunities.
     “Entitlements” is an all inclusive term used to describe the various components of our value added business plan. We will undertake various functions to enhance the value of our land holdings, including land planning and design, engineering and processing of tentative tract maps and obtaining required environmental approvals. All of these initial entitlements are discretionary actions as approved by the local governing jurisdictions. The subsequent entitlement process involves obtaining federal, state, or local biological and natural resource permits if applicable. Federal and state agencies may include the U.S. Army Corps of Engineers, the U.S. Fish and Wildlife Service, state wildlife, or others as required. By obtaining these approvals or entitlements, the Company can remove impediments for development for future owners and developers of the projects. It is through this systematic process that we believe that we can realize profits for our investors by enhancing asset values of our real estate holdings. The majority of the property acquired will be located primarily in the States of California, Nevada, Arizona, Hawaii and Texas. If market conditions dictate and if approved by our board of directors, we may invest in properties located outside of these states. On a limited basis, we may acquire interests in income producing properties and ownership interests in firms engaged in real estate activities or whose assets consist of significant real estate holdings, provided these investments meet our overall investment objectives.

     The Company is planning to commence a best-efforts initial public offering in which it intends to offer 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10 per share until an additional 18,100,000 shares of common stock are sold. Subscription proceeds will be deposited in an interest bearing account with an escrow agent until subscriptions for at least the minimum offering of 1,700,000 shares aggregating at least $16,150,000 have been received and accepted by the Company. Shares purchased by the Sponsor, its officers or employees or its affiliates, or shares issued to the Company’s officers or directors will not be counted in calculating the minimum offering.
     As of September 30, 2007, we have not yet commenced active operations. Subscription proceeds may be released to us after the minimum offering is achieved and will be applied to investment in properties and the payment or reimbursement of certain selling and organizational fees and expenses. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and entitlement of properties.
     As of September 30, 2007, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until required for the acquisition and entitlement of properties, we will keep the net proceeds of this offering in short-term, liquid investments.
     A portion of the proceeds of this offering will be reserved to meet working capital needs and contingencies associated with our operations. We believe this reserve allocation will aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. We will initially allocate to our working capital reserve not less than 0.5% and not more than 5% of the gross proceeds of the offering (assuming we raise the maximum offering). As long as we own any undeveloped real estate assets, we will retain as working capital reserves an amount equal to at least 0.5% and not more than 5% of the gross proceeds of the offering, subject to review and re-evaluation by the board of directors. If reserves and any available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties and/or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.
     We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income, excluding net capital gains. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income (if any) and results of operations.
Results of Operations
     As of September 30, 2007, we have not commenced business operations as we are in our organizational and development stage. We do not intend to begin our operations until we have sold at least the minimum offering amount of 1,700,000 shares of our common stock. As of September 30, 2007, we have sold 26,400 shares of common stocks. For the three months ended September 30, 2007, the Company incurred insurance expenses of $92,790. No other expenses were incurred since inception. As we have not acquired any properties, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than regional economic conditions affecting real estate generally, which may be reasonably anticipated to have a material impact on capital resources necessary for the development of our properties.

Liquidity and Capital Resources
     We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share.
     In September 2007, the Company sold 5,300 shares of its common stock for $50,350. Such amount will be maintained in an escrow account on behalf of the Company until such time subscriptions of 1,700,000 shares aggregating to at least $16,150,000 have been received and accepted by the Company. On November 27, 2006, The Shopoff Group L.P. (the “Sponsor”) purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.The Company has also incurred $92,790 of insurance expenses during the three months ended September 30, 2007. The Company has not incurred any additional expenses since November 16, 2006 (Inception).
     Our principal demands for cash will be for property acquisitions and the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our property acquisitions from the net proceeds of our public offering. We intend to acquire properties with cash and mortgage or other debt, but we may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for properties in cash. Due to the delays between the sale of our shares, our acquisition of properties, and the subsequent disposition of properties, there will be a delay, potentially a number of years, in the benefits to our stockholders, if any, of returns generated from our investments.
     We anticipate that we will have adequate cash from this offering in order to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions to our stockholders. However, our ability to finance our operations is subject to several uncertainties. Our ability to ultimately sell our real estate investments is partially dependent upon the condition of real estate markets at the time we are prepared to sell and the ability of purchasers to obtain financing at reasonable commercial rates.
     Potential future sources of capital include secured and unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. However, we currently have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Distributions
     We have not paid any distributions as of September 30, 2007. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.
The Advisory Agreement
     The Advisor will be responsible for overseeing the day to day operations of the Company and will have the authority to carry out all the objectives and purposes of the Company. The Advisor has a fiduciary responsibility to the Company and to the Stockholders in carrying out its duties under this Agreement. In providing advice and services hereunder, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940 or in any state securities law or (ii) cause the Company to make such investments as would cause the Company to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940.
     The Company’s Board of Directors has the right to revoke the Advisor’s authority at any time. The Company shall pay the Advisor the following fees:
     Acquisition and Advisory Fees: 3% of, (i) with respect to any real estate asset acquired by the Company directly or indirectly other than a real estate related investment, the contract purchase price of the underlying property, and (ii) with respect to any real estate related investment acquired by the Company directly or indirectly, the contract purchase price of the underlying property.
     Debt Financing Fee: 1% of amount available under any loan or line of credit made available to the Company upon the Company’s receipt of the proceeds from such loan or line of credit.
     Asset Management Fees: a monthly payment in an amount equal to one-twelfth of 2% of (i) the aggregate asset value for operating assets and (ii) the total contract price plus capitalized entitlement and project related costs for real estate assets held for less than or equal to one year by us, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iii) the appraised value as determined from time to time for real estate assets held for greater than one year by us, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iv) the appraised value of the underlying property, for any real estate-related investment held by us, directly or indirectly, as of the last day of the preceding month, in the case of subsection (iv) not to exceed one-twelfth of 2% of the funds advanced by us for the purchase of the real estate-related investment.
     Disposition Fees: equal to, (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of: (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price of such real estate-related investments. Any disposition fee payable under this section may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.
     Subordinated Participation in Distributable Cash: The Subordinated Participation in Distributable Cash shall be payable to the Advisor at the time or times that the Company determines that the Subordinated Participation in Distributable Cash has been earned by the Advisor.
     Subordinated Incentive Fee Due Upon Listing: Upon Listing, the Advisor shall be entitled to the Subordinated Incentive Fee Upon Listing. The Subordinated Incentive Fee Due Upon Listing shall be payable to the Advisor following twelve (12) months after Listing. The Company shall have the option to pay such fee in the form of cash, common stock, a promissory note with interest accrued as of the date of Listing, or any combination of the foregoing, as determined by the board of directors. In the event the Subordinated Incentive Fee Due Upon Listing is paid to the Advisor following Listing, the Advisor will not be entitled to receive any payments of Subordinated Performance Fee Upon Termination or Subordinated Participation in Distributable Cash following receipt of the Subordinated Incentive Fee Due Upon Listing.
     Subordinated Performance Fee Due Upon Termination: Upon termination of this Agreement, the Advisor shall be entitled to the Subordinated Performance Fee Due Upon Termination.
Critical Accounting Policies
     As defined by the SEC, our critical accounting policies will be those which are both important to the portrayal of our financial condition and results of operations, and which require management’s most difficult, subjective, and/or complex judgments, often as a result of the need to make significant estimates and assumptions about the future effect of matters that are inherently uncertain. Such estimates and assumptions will be made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the Condensed Consolidated Financial Statements if a different amount within a range of estimates were used or if estimates changed from period-to-period. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce actual results that differ from when those estimates were made, perhaps in material adverse ways. When we begin our operating activities, we anticipate that our critical accounting policies will include those which are described immediately below.
     Use of Estimates
     The preparation of Condensed Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates will be made and evaluated on an on-going basis, using information that is currently available as well as applicable assumptions believed to be reasonable under the circumstances. Actual results may vary from those estimates, perhaps in material adverse ways; in addition, such estimates could be different under other conditions and/or if we use alternative assumptions.
     Revenue and Profit Recognition
     We intend to report gain on sale of investment properties in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. In order to qualify for immediate recognition of revenue on the transaction date, SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. We would expect these criteria to be met at the close of escrow. SFAS No. 66 also requires that the seller not have any substantial continuing involvement with the property. If we have a commitment to the buyer in a specific dollar amount, such commitment will be accrued and the recognized gain on the sale will be reduced accordingly.
     Transactions with unrelated parties which in substance are sales but which do not meet the criteria described in the preceding paragraph will be accounted for using the appropriate method (such as the installment, deposit, or cost recovery method) set forth in SFAS No. 66. Any disposition of a real estate asset which in substance is not deemed to be a “sale” for accounting purposes will be reported as a financing, leasing, or profit-sharing arrangement as considered appropriate under the circumstances of the specific transaction.
     For income-producing properties, we intend to recognize base rental income on a straight-line basis over the terms of the respective lease agreements (including any rent holidays). Differences between recognized rental income and amounts contractually due under the lease agreements will be credited or charged (as applicable) to rent receivable. Tenant reimbursement revenue, which is expected to be comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other expenses, will be recognized as revenue in the period in which the related expenses are incurred.
     We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significant impact revenue recognition will have on our Condensed Consolidated Financial Statements.
     Cost of Real Estate Assets Not Held for Sale
     We anticipate that real estate assets will principally consist of wholly-owned undeveloped real estate for which we will obtain entitlements and hold such assets as long term investments for eventual sale. Undeveloped real estate not held for sale will be carried at cost subject to downward adjustment as described in “Impairment” below. Cost will include the purchase price of the land, related acquisition fees, as well as costs related to entitlement, property taxes and interest. In addition, any significant other costs directly related to acquisition and development of the land will be capitalized. The carrying amount of land will be charged to earnings when the related revenue is recognized.
     Selling commissions and closing costs will be expensed when incurred.
     The cost of income-producing properties will include the purchase price of the land and buildings and related improvements. Expenditures that increase the service life of such properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over their estimated useful lives, which are expected to principally range from approximately 15 to 39 years. When depreciable property is retired or disposed of, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.
     Impairment
     Property Held for Investment
     Property held for investment will be accounted for in accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.
     SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
     Property Held for Sale
     We will account for property held for sale in accordance with SFAS No. 144. This pronouncement, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, requires that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods report the results of operations of the component as discontinued operations.
     In accordance with SFAS No. 144, when a property is held for sale, such property will be carried at the lower of (i) its carrying amount or (ii) the estimated fair value less costs to sell. In addition, a depreciable property being held for sale (such as a building) will cease to be depreciated. We will classify operating properties as held for sale in the period in which all of the following criteria are met:
•	Management, having the authority to approve the action, commits to a plan to sell the asset;

•	The asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such asset;

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	The sale of the asset is probable, and the transfer of the asset is expected to qualify for recognition as a completed transaction within one year;

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current estimated fair value; and

•	Given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be abandoned.

     We believe that the accounting related to property valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our property are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our property could be material to our condensed consolidated balance sheets and statements of operations. We will evaluate our property for impairment periodically on an asset-by-asset basis. This evaluation includes three critical assumptions with regard to future sales prices, cost of sales and absorption. The three critical assumptions include the timing of the sale, the land residual value and the discount rate applied to determine the fair value of the income-producing properties on the balance sheet date. Our assumptions on the timing of sales are critical because the real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to acquire and entitle our land and cost to acquire our income-producing properties. Our assumptions on land residual value are critical because it will affect our estimate of what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of the income-producing properties. A higher discount rate reduces the estimated fair value of such properties, while a lower discount rate increases the estimated fair value of these properties. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing property held for investment during these changing market conditions, actual results could differ materially from management’s assumptions and may require material property impairment charges to be recorded in the future.
     Purchase Price Allocation
     In accordance with SFAS No. 141 “Business Combinations”, we will allocate the purchase price of acquired income-producing properties to tangible and identifiable intangible assets based on their respective estimated fair value. The allocation to tangible assets (building and land) will be based on our determination of the value of the property as if it were vacant, based on discounted cash flow models similar to those used by independent appraisers. Appropriate allocations will also be made to the furniture, fixtures and equipment on the premises. Factors considered by us will include an estimate of carrying costs during the expected lease-up period, considering current market conditions and costs to execute similar leases.
     The value allocable to any above or below-market component of acquired in-place leases will be estimated based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using market rates over the remaining term of the lease. The cost allocated to above-market leases will be included in intangible assets, and below-market lease values will be reported as other liabilities in our condensed consolidated balance sheets; such costs will be amortized to rental income over the weighted average remaining term of the acquired leases for each property.
     The total fair value of other intangible assets acquired will be further allocated to in-place lease costs and the estimated value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by management in re-allocating such amounts will include an evaluation of the tenant’s credit quality and our expectations of lease renewals, among other factors.

     These allocations will be subject to change based on a continuing valuation analysis and/or our review of other available information until the earlier of when the allocations are finalized or one year from the date of acquisition.
     Potential Investments in Partnerships and Joint Ventures.
     If we invest in limited partnerships, general partnerships, or other joint ventures we will evaluate such investments for potential variable interests pursuant to FIN 46(R) Consolidation of Variable Interest Entities. We will evaluate variable interest entities (VIEs) in which we hold a beneficial interest for consolidation. VIEs, as defined by FIN 46(R), are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. An entity will be considered a VIE if one of the following applies:
•	The total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties (i.e., the equity investment at risk is not greater than the expected losses of the entity).

•	As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
— The direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights.

— The obligation to absorb the expected losses of the entity if they occur.

— The right to receive the expected residual returns of the entity if they occur.
     An equity investment of less than 10% of total assets generally should be considered to be insufficient to fund the entity’s operations unless there is clear evidence to the contrary, such as evidence that it can get financing for its activities without additional subordinated financial support.
     If the Company is the interest holder that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, we will be deemed to be the primary beneficiary and must consolidate the VIE. Management will use its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. In the primary beneficiary decision, it is important to realize that a holder which will absorb the majority of losses takes precedence over any other interest holder. The determination of which enterprise (if any) is the primary beneficiary would be made as of the date the company first becomes involved with the VIE — unless events requiring reconsideration of the status of the entity’s variable interest holders have occurred.

     Investments in companies that are not consolidated will be accounted for using the equity method when we have the ability to exert significant influence. Generally, significant influence will exist if we have the ability to exercise significant influence over the operating and financial policies of an investee, which may need to include the ability to significantly influence the outcome of corporate actions requiring shareholder approval of an investee. Significant influence is generally presumed to be achieved by owning 20 percent or more of the voting stock of the investee. However, we will be required to evaluate all of the facts and circumstances relating to the investment to determine whether there is predominant evidence contradicting our ability to exercise significant influence, such as the inability by us to obtain financial information from the investee. Under this method , an investee company’s accounts are not reflected within the Company’s consolidated balance sheet and statement of operation; however, the Company’s share of the earnings or losses of the investee company will be reflected in the caption “Equity in net earning of unconsolidated subsidiaries” in the Company’s statement of operations. The Company’s carrying value in an equity method investee company will be reflected in the caption “Investments in unconsolidated subsidiaries” in the Company’s consolidated balance sheet.
     Investments in companies in which we cannot exert significant influence will be accounted for under the cost method. Under this method, the Company’s share of the earnings or losses of such investee companies will not be included in the Company’s consolidated balance sheet or statement of operations.
     The accounting policy relating to the need to consolidate or to account for such investments or acquisitions using the equity method of accounting is a critical accounting policy due to the judgment required in determining whether we are the primary beneficiary or have control or significant influence.
     Income Taxes
     We were organized and intend to operate so as to qualify for taxation as a REIT under the Internal Revenue Code, as amended. Our qualification and taxation as a REIT depends upon our ability (through historical annual operating results, asset diversification, distribution of our taxable income to stockholders, and diversity of ownership of our common stock) to meet numerous requirements established under highly technical and complex income tax provisions, which are subject to interpretation and change, sometimes with retroactive effect.
     If we fail to qualify as a REIT in any fiscal year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless we are entitled to relief under specific statutory provisions, we would also be disqualified as a REIT for four taxable years following the year in which our REIT qualification was lost.
     Stock-Based Compensation
     Stock-based compensation will be accounted for in accordance with the provisions of SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the Condensed Consolidated Financial Statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Subsequent Events
     On October 30, 2007 the board of directors of the Company approved and authorized Shopoff Advisors, LLC to acquire on behalf of the Company, 356 Residential lots and 2 Commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse), for $11,850,000. These properties are located in the City of Lake Elsinore, California. Due to the existence of an “Asset Management Agreement on Ramsgate” entered into on February 15, 2001, by and between White Rock Acquisition Co. L.P. (owner) and Eastbridge Partners, L.P. (asset manager), a related party relationship exists with this acquisition. The Shopoff Group, L.P., the Sponsor of the Company, is the successor entity to Eastbridge Partners, L.P. Through this “Asset Management Agreement on Ramsgate,” The Shopoff Group has an approximate 35% share of these assets. The business plan of White Rock Acquisition Co. L.P. requires Shopoff Advisors, LLC to close on the purchase of these assets by December 31, 2007. As it is anticipated that Shopoff Properties Trust will not have broken escrow and begun operations by December 31, 2007 it is the intent of Shopoff Advisors, LLC to close on this purchase with a bridge loan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
     We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. Because we have not commenced operations, we currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of September 30, 2007, a 1% increase or decrease in interest rates would have no material effect on our interest income.
     In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.
Item 4.  Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Internal Controls
     Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     There have been no material changes from the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement on Form S-11, as amended (SEC File No. 333-139042).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 29, 2007, our Registration Statement on Form S-11 (File No. 333-139042), covering a public offering, which we refer to as the “Offering,” of up to 2,000,000 common shares for $9.50 per share and up to 18,100,000 common shares at $10 per share, was declared effective under the Securities Act of 1933. Proceeds raised from the Offering will be placed in escrow until we receive and accept subscriptions for 1,700,000 in shares, as more fully described in the Registration Statement. As of date of this Quarterly Report on Form 10-Q, we had not reached this minimum offering and thus had not received any proceeds from the Offering.
     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
      On August 29, 2007, the sole shareholder of the Company, pursuant to a unanimous written consent in lieu of a special meeting, approved the form, terms and provisions of the Company’s Articles of Amendment and Restatement, Amended and Restated Bylaws, and the 2007 Equity Incentive Plan.
Item 5. Other Information
     None
Item 6: Exhibits

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPOFF PROPERTIES TRUST, INC.
(Registrant)

Date November 14, 2007	By:	/s/ William A. Shopoff William A. Shopoff
Chief Executive Officer (Principal Executive Officer)

Date November 14, 2007	By:	/s/ Kevin M. Bridges

Kevin M. Bridges
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.