Form 10-K
period 2007-12-31
Shopoff Properties Trust, Inc.
filed 2008-03-31
CIK 1382134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the transition period from to

Commission File Number: 333-139042

SHOPOFF PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5882165
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

8951 Research Drive Irvine, California	92618 (Zip Code)
(Address of Principal Executive Offices)

(877) 874-7348
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of the Form 10-K.  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering for its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $9.50 for the first 2,000,000 shares of common stock sold. After the first 2,000,000 shares of common stock are sold the share price will increase to $10.00 for the next 18,100,000 shares of common stock sold. There were no shares of common stock held by non-affiliates at December 31, 2007.

As of December 31, 2007, there were 21,100 outstanding shares of common stock of the Registrant.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this annual report on Form 10-K are forward-looking statements within the meaning of the federal securities laws which are intended to be covered by the safe harbors created by those laws. Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of REITs; availability of capital; interest rates; our ability to service our debt; competition; supply and demand for undeveloped land and other real estate in our proposed market areas; the prospect of a continuing relationship with Shopoff Advisors; changes in accounting principles generally accepted in the United States of America; and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, such information should not be regarded as a representation by us or any other person that any of our objectives and plans, which we consider to be reasonable, will be achieved.

ITEM 1.	BUSINESS

The use of the words, “we,” “us,” or “our” refers to Shopoff Properties Trust and its subsidiaries, except where the context otherwise requires.

General Description of Business and Operations

Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. When the Trust has met the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company”).

The Shopoff Group, L.P., is our sponsor. As sponsor, The Shopoff Group was instrumental in organizing us and is instrumental in participating in our management, primarily through its affiliate, Shopoff Advisors, L.P. William A. Shopoff, our Chairman of the Board, Chief Executive Officer and President, is also the President of The Shopoff Group.

The Company’s day-to-day operations will be supervised and managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”). The Advisor will also provide investment recommendations as well as marketing, sales and client services to the Company.

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

On November 30, 2006, we filed a registration on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared our registration statement effective on August 29, 2007, and we launched our ongoing initial public offering upon retaining Shopoff Securities Inc., an affiliate of the Advisor, to serve as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

The Company’s activities to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned principal operations. Accordingly, the Company is considered to be a development stage enterprise as of December 31, 2007. The Company adopted December 31 as its fiscal year end.

The Company has commenced a best-efforts initial public offering in which it intends to offer 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10 per share until an additional 18,100,000 shares of common stock are sold. Subscription proceeds are being deposited in an interest bearing account at Wells Fargo Bank, N.A., our escrow agent, until subscriptions for at least the minimum offering of 1,700,000 shares aggregating at least $16,150,000 have been received and accepted by the Company. Shares purchased by the Sponsor, its officers or employees or its affiliates, or shares issued to the Company’s officers or directors will not be counted in calculating the minimum offering.

Investment Objectives

Primary Investment Focus

Our primary focus will be to invest in undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders. “Undeveloped real estate” means any real property that (a) has no development or construction in process on the land, (b) no development or construction on such land is planned to commence within one year, and (c) produces no rental or other operating income. We will oversee all entitlement work on our properties acquired and, upon completion of such entitlement work and at the appropriate time, we will sell the properties and distribute profits as provided for in our charter. Some of our investment activities may generate cash flow; however, our primary activity will be to buy, hold and sell undervalued, undeveloped real estate assets and to generate returns to our stockholders upon disposition of such properties. The land acquired may be zoned for residential, commercial or industrial uses. We will make changes in investment allocations and percentages based upon our evaluation of current market conditions.

Other Property Acquisitions

We may acquire other real estate assets, including, but not limited to, improved properties, particularly those in which there is a potential for a change in use, such as an industrial building changing to high density residential.

In addition to fee simple interests, we may acquire long-term leasehold interests and leasehold estates. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that owns real property.

We may acquire real estate or real estate-related investments relating to properties in various other stages of development. These stages would include, without limitation, property to be redeveloped and repositioned, newly constructed properties and properties in the midst of lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. The Advisor will make this determination based upon a variety of factors, including the available risk adjusted returns for such and all other properties, the appropriate diversification of the portfolio, our objectives of realizing capital appreciation upon the sale of properties, and the potential for generating dividend income from the net operating income of our income property portfolio.

We may enter into purchase and leaseback transactions, under which we will purchase a property from an entity and lease the property back to such entity under a net lease.

We do not intend to purchase interests in hedge funds.

Making Loans and Investments in Mortgages

We do not intend to engage in the business of originating, warehousing or servicing real estate mortgages. If we engage in any such activities, it will be only as an ancillary result of our main business of investing in real estate properties. We may provide seller financing on certain properties if, in our judgment, it is prudent to do so. However, our main business is not investing in real estate mortgages, mortgage-backed securities or other securities

We will not make loans to other entities or persons unless secured by mortgages, and we will not make any mortgage loans to the Advisor or any of its affiliates. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a licensed independent appraiser. In addition to the appraisal, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loans, would exceed 80% of the appraised value of the property as determined by an appraisal from a licensed independent appraiser, unless we find substantial justification due to the presence of other underwriting criteria. In no event will our acquisition price for mortgage loans exceed the appraised value of the property as of the date of the loans.

All of our mortgage loans must provide for at least one of the following:

•	except for differences attributable to adjustable rate loans, equal periodic payments on a schedule that would be sufficient to fully amortize the loan over a 20 to 40 year period;

•	payments of interest only for a period not greater than ten years with the remaining balance payable in equal periodic payments on a schedule that would fully amortize the loan over a 20 to 30 year period; or

•	payment of a portion of the stated interest currently and deferral of the remaining interest for a period not greater than five years, with the remaining principal and interest payable in equal periodic payments on a schedule that would fully amortize the loan over a 20 to 35 year period.

We will not invest in real estate contracts of sale otherwise known as land sale contracts.

We will not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of our advisor, any director, officer or any of their affiliates.

We will not invest in subordinated secured indebtedness except where the amount of total indebtedness secured by that property does not exceed 80% of the appraised value of such property. In addition, the value of all such investments, as shown on our books in accordance with accounting principles generally accepted in the United States of America, after all reasonable reserves but before provision for depreciation, will not exceed 25% of our total assets.

Investment in Securities

We will invest in equity securities of another entity, other than our operating partnership or a wholly-owned subsidiary, only if a majority of our directors, including a majority of the independent directors not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and consistent with our investment objectives. Our objectives will include the opportunity to obtain a 100% return on our investment in these securities. We will limit this type of investment to 25% of our total assets, subject to certain tests for REIT qualification. Investments in entities affiliated with the Advisor, any officer, director or affiliates must be approved by a majority of the independent directors. We may purchase our own securities when traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests (in addition to repurchases made pursuant to our 2007 equity incentive plan which are subject to the right of first refusal upon transfer by plan participants). We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and the REIT qualification requirements. We do not anticipate investing in the securities of other entities for the purpose of exercising control over that entity. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we intend to divest securities before any such registration would be required.

We do not intend to engage in trading, underwriting, agency distribution or sales of securities of other issuers. We would consider an investment in the securities of another firm that is not in the real estate business, but whose underlying assets consist of significant real estate holdings.

Joint Ventures

We may invest in limited partnerships, general partnerships and other joint venture arrangements with other real estate entities programs formed by, sponsored by or affiliated with the Advisor or an affiliate of the Advisor, if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. We may also invest with nonaffiliated third parties by following the general procedures to obtain approval of an acquisition.

We will invest in limited partnerships, general partnerships or other joint venture arrangements with the Advisor and its affiliates only when:

•	we are the managing member of a limited liability company or the general partner of a limited partnership and we are receiving a larger share of the profits than our capital represents to the overall venture;

•	we are investing with a local operating partnership over which we have management control thereby allowing us to exert control over operations and the disposition of the assets within the venture;

•	we have the right of first refusal if the joint venturer wishes to sell its interest in the property to a third party;

•	there are no duplicate property management or other fees; and

•	the investment of each entity is on substantially the same terms and conditions or on terms and conditions more favorable to us.

We may invest in limited partnerships, general partnerships or other joint venture arrangements with the Advisor and its affiliates to allow us to increase our equity participation in such venture as additional proceeds of this offering are received, with the result that we will own a larger equity percentage of the property. In addition, we will have the right to enter into joint venture arrangements with entities unaffiliated with the Advisor and its affiliates.

Acquisition Standards

The Advisor will have substantial discretion with respect to the selection of specific properties. Based on the Advisor’s prior real estate experience, the Company believes the Advisor has the ability to identify quality properties capable of meeting its investment objectives. We will invest in properties with the following attributes:

•	the potential for an annual internal rate of return in excess of 30% on a compounded basis;

•	the potential for a sharp increase in value due to such factors as a recent or potential future zoning change or other opportunity where a property might lie in the path of progress;

•	characteristics of the property enable us to ascertain that we could purchase the property at a discount from current market value;

•	geographic location in California, Nevada, Arizona, Hawaii, or Texas;

•	potential for capital appreciation;

•	potential for economic growth in the community in which the property is located;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	moderate competition from existing properties;

•	location in a market in which we have familiarity based upon past experience or we have an advantage based upon our experience in repositioning properties;

•	potential for development of the property into income property.

Financing Objectives

When we think it is appropriate, we will borrow funds to acquire or finance properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties, if favorable financing terms are available. We will use the proceeds from such loans to acquire additional properties for the purpose of increasing our cash flow and providing further diversification. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 100% of all of our properties’ combined estimated fair market values, as determined at the end of each calendar year beginning with our first full year of operation. In addition, we anticipate that no property will be encumbered by indebtedness or financed by unsecured indebtedness in excess of 80% of its estimated fair market value. Our board of directors will review our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. The amount of such borrowings in relation to our net assets will not exceed 100%. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs and/or to meet the distribution requirements applicable to REITs under the federal income tax laws.

When incurring secured debt, we generally intend to incur only nonrecourse indebtedness, which means that the lenders’ rights upon our default generally will be limited to foreclosure on the property that secured the obligation. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board of directors determines it to be in our best interest.

Our board of directors controls our policies with respect to borrowing and may change such policies without stockholder approval.

Distribution Policy

Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of our properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid.

In order to qualify as a REIT for federal income tax purposes, among other things, we must distribute each taxable year at least 90% of our taxable income, other than net capital gain. We do not intend to maintain cash reserves to fund distributions to stockholders.

We will have a policy of avoiding, to the extent possible, the fluctuations in distributions that might result if distribution payments were based on actual cash received during the distribution period. To implement this policy, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution, to pay annualized distributions consistent with the distribution level established from time to time by our board of directors. Our ability to maintain this policy will depend upon the availability of cash flow and applicable requirements for qualification as a REIT under the federal income tax laws. Therefore, we cannot assure you that there will be cash flow available to pay distributions or that distributions will not fluctuate. If cash available for distribution is insufficient to pay distributions to you as a stockholder, we may obtain the necessary funds by borrowing, issuing new securities and/or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

To the extent that distributions to our stockholders are made out of our current or accumulated earnings and profits, such distributions will be taxable as ordinary dividend income. To the extent that distributions exceed our current and accumulated earnings and profits, such amounts will constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain.

Quarterly distributions will be calculated with daily record and distribution declaration dates. However, our board of directors could, at any time, elect to pay distributions annually to reduce administrative costs. It will be our general policy, subject to applicable REIT rules, to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure you that we will be able to do so.

Tax Policy

We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2008.

Economic Dependency

We are dependent on the Advisor and the dealer manager for certain services that are essential to us, including the sale of shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

General Competitive Conditions

We will encounter issues as it relates to the markets we select for investments. Real estate is a generally a local market although these local markets can be impacted by macro-economic conditions (interest rates, employment growth rates, consumer confidence, national politics). The success of our projects will be impacted by our ability to gauge regional economic conditions and seek out opportunities where gaps in the market exist.

We also will be subject to competition from other firms seeking to do business within the same market niche. Among our competition would be pension funds and those firms funded by pension funds, investment banking businesses who have committed capital to this business line, privately held investment firms based both locally and regionally, and homebuilders and developers who have sufficient resources to hold land for long term investment. As the lead time for our investments to maturity is lengthy, we will have to analyze and project future demand in addition to accounting for other competition in the same investment area. As there are numerous competitors in each market with potentially similar business plans, the presence of this localized competition could adversely impact our investment returns.

The markets we select for investment as well as the competition within these markets we select for investment could be impacted by capital markets and the availability of funds from these capital sources. Whether we are purchasing an investment or selling an investment that we have held for a period of time, our ability to purchase at a price which will provide us the best opportunity for long-term appreciation or to sell an investment at a price which will take advantage of the investments long-term appreciation will depend on the availability of capital at the time the purchasing or selling is taking place.

Employees

We have no direct employees. The employees of the advisor provide management, acquisition, advisory and certain administrative services for us.

Government Regulations

Although the Company has not begun its planned principle operations and as such is considered a development stage enterprise as of December 31, 2007, many laws and governmental regulations are applicable to the Company’s operational plan and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Government Environmental Regulation and Private Litigation.  Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances on its properties. These laws could impose liability without regard to whether the Company is responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements for access and use by disabled persons. The Company may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to potential Company properties or restrict the Company’s ability to renovate these potential properties. Management cannot predict the cost of compliance with the ADA or other legislation. If the Company incurs substantial costs to comply with the ADA or any other legislation, its financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and pay distributions could be adversely affected.

Use of Hazardous Substances by Some of Our Tenants.  Some of the Company’s potential tenants may handle hazardous substances and wastes on its properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company would require its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities

Other Federal, State and Local Regulations.  The Company’s properties would be subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company fails to comply with these various requirements, it might incur governmental fines or private damage awards. If the Company were required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and to pay distributions could be adversely affected.

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available via a link to http://www.sec.gov on our website at www.shopoff.com/spt/home.php as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. We maintain our own website and have an address and telephone number separate from our Advisor. Our Advisor’s principal executive offices are located at 8951 Research Drive, Irvine, California 92618 and its telephone number is (877) 874-7348.

ITEM 1A.	RISK FACTORS

Following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Investment Risks

There is currently no public market for our shares of common stock. Therefore, it will likely be difficult for you to sell your shares and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid.

There currently is no public market for our shares of common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit your ability to sell your shares. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. This may be the result, in part, of the fact that, at the time we make our investments, available funds will be reduced to pay organizational and offering expenses and acquisition and advisory fees and expenses. Unless our aggregate investments increase in value to compensate for these up front fees and expenses, which may not occur, it is unlikely that you will be able to sell your shares without incurring a substantial loss. We cannot assure you that your shares will ever appreciate in value to equal the price you paid for your shares. Thus, prospective stockholders should consider the purchase of our shares of common stock as an illiquid and long-term investment. You must be prepared to hold your shares for an indefinite length of time.

Our Offering is a blind pool offering because we have not identified any specific real estate to purchase or real estate-related investments to make with the net proceeds we will receive from this offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of the date of this annual report, we have not acquired or contracted to acquire any real estate or real estate-related investments. The Advisor has not identified any real estate to purchase or any real estate-related investments to make with the net proceeds we will receive from our offering. As a result, investors in the offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of projects prior to investment. Additionally, you will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real estate and real estate-related investments. You must rely on the investment committee of our advisor to evaluate our investment opportunities, and the investment committee of our advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure you that acquisitions of real estate or real estate-related investments made using the net proceeds of our offering will produce a return on our investment or will generate any operating cash flow to enable us to make distributions to our stockholders.

Investors in our offering who purchase a portion of the 2,000,000 shares offered at $9.50 per share will experience immediate dilution as a result of the grant of restricted stock to our directors and executive officers once the minimum offering amount is sold. Investors in our offering who purchase a portion of the remaining 18,100,000 shares at $10.00 per share may experience dilution if the value of our net assets is less than $10.00 at the time of their respective purchases.

Prior to the commencement of our offering, our sponsor purchased 21,100 shares at $9.50 per share constituting our initial capitalization. In addition, our directors and executive officers will be granted a total of 173,750 shares of restricted stock at the time our minimum offering of 1,700,000 shares offered at $9.50 per share is sold. Moreover, under the terms of the offering, 300,000 shares, in addition to the 1,700,000 shares comprising the minimum offering, will also be sold at $9.50 per share for a total of 2,000,000 shares sold at $9.50 per share. The last 18,100,000 shares offered will be sold at $10.00 per share. Consequently, investors who purchase shares in our offering at the purchase price of $9.50 will experience immediate dilution due to the restricted stock that will be granted to our officers and directors upon sale of the minimum offering amount. Investors who purchase shares at the purchase price of $10.00 per share will experience immediate dilution due to both the prior restricted stock grants and sales of our stock at the $9.50 per share offering price, unless at the time of such purchase, due to appreciation in value of our assets, our net asset value is equal to or greater than $10.00 per share. Otherwise stated, upon the sale of the initial 2,000,000 shares at $9.50 per share, investors who paid $9.50 per share will have contributed approximately 99% of the funds to conduct our operations, but will only own approximately 91.1% of our common stock due to the prior stock grants. This represents an immediate dilution of $1.77 per share. On the other hand, assuming the maximum of 20,100,000 shares are sold at the same time as the minimum offering was reached, investors who paid $9.50 per share would have contributed approximately 9.5% of the funds to conduct our operations, but would own approximately 9.9% of the common stock and investors who paid $10.00 per share would have contributed approximately 90.4% of the funds to conduct our operations, but would only own approximately 89.2% of our common stock due to the prior stock grants and the prior sales at $9.50 per share. This represents an immediate dilution of $0.37 per share, based upon a weighted average per share price of $9.50 for 2,000,000 shares and $10.00 for 18,100,000 shares and assumes the sale of all 20,100,000 shares.

Because we will continue to sell shares at a fixed price during the course of our offering and, at the same time, will be acquiring real estate and real estate-related assets with the proceeds of the offering, if you purchase shares after completion of the minimum offering, you will experience dilution to the extent that future shares are issued when and if the value of our underlying net assets exceeds the price you paid for your shares in the offering.

Under the terms of our offering, we will sell shares of our common stock at an initial fixed price of $9.50 per share for the first 2,000,000 shares and $10.00 per share thereafter. We may continue selling shares at $10.00 per share for a period of two years following the date of this prospectus or until the maximum offering is sold. During such time, we may acquire real estate or real estate-related assets. Any future issuances of our shares will have a dilutive effect on the earlier purchasers of our common stock to the extent that at the time of such future issuances, the value of our underlying net assets exceeds the price they paid for their shares.

Because we established the offering price on an arbitrary basis, it may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors has arbitrarily determined the selling price of the shares and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Our offering price may not be indicative of the price at which our shares would trade if they were listed on an exchange or inter-dealer quotation system or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved.

The Board of Directors has significant discretion to modify or expand our investment objectives and policies without shareholder approval.

Subject to the limitations in our charter, our bylaws and the Maryland General Corporation Law, or MGCL, our powers will be exercised by or under the authority of, and our business and affairs will be controlled by, the board of directors. The board of directors has the right and power to establish policies concerning our investments and the right, power and obligation to monitor our procedures, investment operations and performance.

In general, our charter can be amended only if the proposed amendment is declared advisable by the board of directors and approved by the affirmative vote of a majority of the outstanding shares of our common stock, but the board of directors has the exclusive power to amend or repeal the bylaws and to make new bylaws.

Within the express restrictions and prohibitions of our bylaws, our charter and applicable law, the board of directors has significant discretion to modify our investment objectives and policies, as stated in this prospectus. We have no present intention to modify any of our investment objectives and policies, and it is anticipated that any modification would occur only if business and economic factors affecting us made our stated investment objectives and policies unworkable or imprudent.

Thus, prospective stockholders must be aware that the board of directors, acting consistently with our organizational documents, applicable law and their fiduciary obligations, may elect to modify or expand our objectives and policies from time to time. Any action by the board of directors would be based upon the best interests of our stockholders. Our stockholders will have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our board of directors and the investment committee of our advisor and may be changed at any time.

Risks Related to Our Business

We and the Advisor are new companies with no operating histories, and we may not be able to operate successfully.

We and the Advisor are each recently formed companies with no operating history, and you should not rely upon the past performance of other real estate investment programs sponsored by The Shopoff Group to predict our future results. We have not purchased any real estate or made any other investments. We have not identified any probable investments. Additionally, none of our officers, the Advisor, our other affiliates or their respective employees have operated a public company or an entity that has elected to be taxed as a REIT. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the Shopoff name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other real estate-related investments as well as for potential investors in our shares; and

•	build and expand our operations structure to support our business.

Our failure, or the Advisors’ failure, to operate successfully or profitably could have a material adverse effect on our ability to generate operating cash flow to make distributions to our stockholders and could cause you to lose all or a portion of your investment in our shares of common stock.

Our investments may differ from prior programs sponsored by The Shopoff Group, and therefore the past performance of those programs may not be indicative of our future results.

The past performance of investment programs sponsored by The Shopoff Group may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of product in which we invest, the stage of investment and our place in the capital structure for our investments. Our portfolio may or may not mirror in any way the portfolios of the prior programs sponsored by The Shopoff Group, and accordingly returns to our stockholders will vary from those generated by such programs. While The Shopoff Group has experience in managing real estate portfolios, none of The Shopoff Group, the Advisor, or any of their affiliates have experience in operating a REIT or a publicly-offered investment program. As a result of all these factors, you should not assume that you will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by The Shopoff Group and its affiliates.

Our ability to successfully conduct our offering is dependent in part on the ability of Shopoff Securities, Inc., a newly-formed entity, to successfully sell our shares in the offering.

Shopoff Securities will act as the broker in our offering. Shopoff Securities was formed on September 14, 2006 by William A. Shopoff. The Shopoff Revocable Trust dated August 12, 2004 is the sole stockholder of Shopoff Securities. This will be the first public offering conducted by Shopoff Securities. The success of our offering, and correspondingly our ability to implement our business strategy, is dependent on the ability of Shopoff Securities to sell interests in the REIT to prospective investors. If Shopoff Securities fails in its sales performance, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Because our broker-dealer, Shopoff Securities, is our affiliate, there will be little or no independent “due diligence” review of us.

Our broker-dealer may be subject to a conflict of interest, which may arise out of its participation in our offering and its affiliation with Mr. Shopoff in performing independent “due diligence” with respect to us. We do not anticipate that there will be any review of our structure, formation or operations performed by our broker-dealer. Because the broker-dealer is our affiliate, any review conducted cannot be considered to represent an independent review, and such review may not be as meaningful as a review conducted by an unaffiliated broker-dealer. Therefore, our offering will not necessarily have the independent review typically conducted by an underwriter or managing broker-dealer.

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions to our stockholders and reduce the return on your investment.

There may be a substantial period of time before the net proceeds of our offering are invested in real estate or real estate-related investments. We will rely on the investment committee of our advisor to identify and negotiate the terms of acquisitions of real estate and real estate-related investments we make. There can be no assurance that the investment committee of our advisor will be able to identify or negotiate acceptable terms for the acquisition of, or make real estate-related investments with respect to, real estate that meets our investment criteria, or that we will be able to acquire such real estate or make such real estate-related investments on terms favorable to us or at all. Any delays we encounter in identifying and negotiating acquisitions of real estate and real estate-related investments could reduce your returns and our ability to make distributions to our stockholders.

Because this is a “best efforts” offering, Shopoff Securities is only required to use its best efforts to sell our shares. If we are unable to raise substantial funds in our offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our offering is being made on a “best efforts” basis, whereby Shopoff Securities is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure you as to the amount of proceeds that will be raised in our offering or that we will achieve sales of the minimum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase.

We will acquire, entitle and hold properties as long-term investments. Accordingly, you may not realize a return on your investment for years, if at all.

Our business strategy is primarily to acquire, entitle and hold vacant undeveloped real estate. While we may on occasion invest in properties that produce any operating income, the majority of our properties will not produce income and, accordingly, distributions to stockholders are expected to be made at the time when our undeveloped properties are sold or refinanced. The entitlement process may take two or more years and we may continue to hold the property after the entitlements are completed, depending upon market conditions. Accordingly, it will be a period of years before you earn any return on your investment, if at all.

We may not have sufficient funds to pay dividends prior to the sale of properties we acquire.

Our directors will determine the amount and timing of cash dividends to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by (i) our ability to identify and make real estate or real estate-related investments as net offering proceeds become available, (ii) the amount of the returns upon the sale of those real estate or real estate-related investments we make, and (iii) our operating expense levels, as well as many other variables. We cannot predict how long it may take to identify and to raise sufficient net proceeds to acquire real estate or real estate-related investments. We may never have sufficient funds to allow us to pay dividends or to meet other financial obligations and, if we do pay dividends, we may not be able to maintain or increase such dividends.

We are uncertain of our sources of debt and/or equity financing to fund future capital needs. If we are not able to locate sources of funding, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The proceeds of the offering will be used to buy real estate, make real estate-related investments and pay various fees and expenses. In addition, to maintain our REIT status, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and we cannot assure you that such sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Payment of fees, distributions and expense reimbursements to the Advisor and its affiliates will reduce cash available for investment and for distribution to our stockholders.

The Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the management of our investments, and administrative and other services. The Advisor will be paid acquisition and advisory fees, an asset management fee and a disposition fee, as determined by our board of directors, for these services pursuant to the advisory agreement between us and the Advisor. In addition, distributions may be payable to the Advisor pursuant to the subordinated participation interest it holds in the Operating Partnership upon a distribution of distributable cash to our stockholders, the listing of our shares or the termination of the Advisor as our advisor. In addition, the Advisor and its affiliates will provide administrative services to us for which it will be reimbursed at cost. These fees, distributions and expense reimbursements are substantial and will reduce the amount of cash available for investment and distribution to our stockholders.

We depend on key personnel, the loss of any of whom could be detrimental to our business.

Our success depends to a significant degree upon the continued contributions of certain key personnel, including William A. Shopoff, Edward Fitzpatrick, Kevin Bridges and Tim McSunas, each of whom would be difficult to replace. None of our key personnel are currently subject to employment agreements with us. Although we intend to purchase key man life insurance to cover transition and replacement costs for our key executive officers, if any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability, and the ability of the Advisor, to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we or the Advisor will be successful in attracting and retaining such personnel.

Our success will be dependent on the performance of the Advisor as well as key employees of the Advisor.

Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of the Advisor and their key employees in the management of our investments and operation of our day-to-day activities. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely entirely on the management ability of the Advisor, subject to the oversight of our board of directors. The Advisor is not required to provide any specific or dedicated personnel to managing our business, nor is it required to dedicate any specific amount of time to our business. If the Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the Advisor may be unable to allocate time and/or resources to our operations. If the Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay dividends to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and your investment in our shares. We cannot assure you that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss and/or increased security costs. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for insurance coverage against property and casualty claims. We do not intend to obtain insurance that specifically covers against losses arising from terrorism unless required by our lenders. As a result, we may suffer uninsured losses as a result of terrorism, or in cases where we are required to obtain terrorism insurance, such insurance may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks.

More generally, terrorist attacks, war or political instability could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to our stockholders.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions and changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our real estate and real estate-related investments, our ability to dispose of real estate and real estate-related investments, and yields from our real estate and real estate-related investments:

•	Increases in supply of competing properties and/or decreases in demand for our properties may impact our results;

•	Changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	Increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to pay dividends to our stockholders and/or our ability to dispose of our investments.

Risks Related to Investments in Real Estate

Uncertainties in the entitlement process may result in increased costs and risks of ownership of the properties.

We will invest a substantial portion of the proceeds available for investment in undeveloped real estate and in the entitlement of such real estate. For those properties, we will be subject to risks relating to uncertainties associated with entitlements, environmental risks, and other mandates/concerns of governmental entities and/or community groups and our ability to control entitlement costs and/or to develop the land in conformity with plans, specifications and timetables. While we generally expect at least a 2-year entitlement process for the undeveloped real estate properties we acquire, delays in completion of the entitlement process beyond the expected time period could result in increased costs of a project and/or loss of our investment. Furthermore, we must rely upon projections of expenses and estimates of the fair market value of property upon completion of the entitlement process when determining a price to be paid for the property at the time of its acquisition. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

We intend to hold our real estate and real estate-related investments until such time as the Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. the Advisor, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not list the shares by August 29, 2017. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we had planned. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating unpredictable market conditions.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.

Because we intend to own undeveloped real estate, improved residential and commercial properties, and real estate-related investments, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of remediation of hazardous or toxic substances on, under or in such property. The costs of remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury and/or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws and/or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, and/or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to you. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to sell a property, or to use the property as collateral for borrowing.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships, foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and/or enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return (if any) on your investment.

If we acquire real estate or make real estate-related investments at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income producing properties, the real estate we purchase, or real estate-related investments we make, may not appreciate or may even decrease in value.

The real estate market has experienced and still may be experiencing a substantial influx of capital from investors. This flow of capital may result in inflated purchase prices for such assets. To the extent we purchase real estate, or to the extent we make real estate-related investments in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for such investments.

Uninsured losses relating to real estate may reduce your returns.

The Advisor will attempt to ensure that all of our properties are adequately insured to cover certain casualty losses; however, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of relationships among us, our officers, the Advisor and its affiliates, including the material conflicts discussed below. All references to affiliates of the Advisor include The Shopoff Group and each other affiliate of The Shopoff Group and the Advisor.

We will compete with affiliates of the Advisor in the acquisition of properties.

Affiliates of the Advisor have approximately 28 existing programs with investment objectives and strategies similar to ours and such affiliates may sponsor or advise other similar programs in the future. These existing and future programs may own properties located in geographical areas in which we may acquire properties. Therefore, we may compete with affiliates of the Advisor in the purchase of properties.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner. As a result, your returns may be decreased by us entering into joint ventures with affiliates of the Advisor.

In the event that we enter into a joint venture with any other program sponsored or advised by the Advisor or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Shopoff program may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of our properties in the future. In addition, in the event that we are not listed on a securities exchange, by August 29, 2017, our organizational documents provide for an orderly liquidation of our assets upon the affirmative vote of our stockholders. In the event of such liquidation, any joint venture between us and another Shopoff program may be required to sell its properties at such time. Our joint venture partners may not desire to sell the properties at that time. Joint ventures between us and other Shopoff programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to you. Joint ventures with other Shopoff programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below.

The Advisor and employees of the Advisor and its affiliates will face conflicts of interest relating to time management and allocation of resources, and our results of operations may suffer as a result of these conflicts of interest.

Affiliates of the Advisor are active in other real estate programs having investment objectives similar to ours or to which they have legal and fiduciary obligations similar to those they owe to us and our stockholders. Because affiliates of the Advisor have interests in other real estate programs and also engage in other business activities, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If the Advisor, for any reason, is not able to provide sufficient resources to manage our business due to the other activities of its affiliates, our business will suffer as we have no other personnel to perform these services. Likewise, if the Advisor or its affiliates suffer financial and/or operational problems as a result of any of the activities of its affiliates, whether or not related to our business, and the Advisor is unable to manage our business, we will have no one to manage or dispose of our investments. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	the allocation of new investments among us and affiliates of the Advisor;

•	the allocation of time and resources among us and affiliates of the Advisor;

•	the timing and terms of the investment in or sale of an asset;

•	entitlement or management of our properties by affiliates of the Advisor;

•	investments with and/or sales to and acquisitions from affiliates of the Advisor; and

•	compensation to the Advisor.

The Advisor will face conflicts of interest relating to its compensation structure. The distribution payable to the Advisor upon termination of the advisory agreement may also influence decisions about terminating the Advisor or our acquisition or disposition of investments.

Under the advisory agreement between us, the Operating Partnership and the Advisor, the Advisor holds a subordinated participation interest in the Operating Partnership which entitles it to certain fees and distributions that are structured in a manner intended to provide incentives to the Advisor to perform in our best interests and in the best interests of our stockholders. The Advisor is entitled to receive fees including acquisition and advisory fees, asset management fees and a subordinated disposition fee. The distributions the Advisor may become entitled to receive would be payable upon distribution of distributable cash to our stockholders, the listing of our shares or the termination of the Advisor as our advisor.

However, because the Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, the Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, the only fee the Advisor receives with respect to ongoing operation and management of properties is the asset management fee, which is based on the amount of our initial investment and not the performance of those investments, which could result in the Advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, the Advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to the Advisor or for us to generate the specified levels of performance or distributable cash that would entitle the Advisor to fees or distributions. In addition, the Advisor’s entitlement to fees upon the sale of our assets and to participate in distributable cash could result in the Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders.

The subordinated participation interest requires the Operating Partnership to make a distribution to the Advisor upon termination of the advisory agreement, other than a termination by us because of a material breach of the advisory agreement by the Advisor. This distribution will not be paid if we terminate the advisory agreement after the listing of our shares. To avoid the Operating Partnership making this distribution, our independent directors may decide against terminating the advisory agreement prior to listing our shares even if, but for the requirement to make this distribution, termination of the advisory agreement would be in the best interest of our stockholders. In addition, the requirement for the Operating Partnership to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy the Operating Partnership’s obligation to the terminated advisor.

We may acquire assets from, or dispose of assets to, entities managed by the Advisor or its affiliates, which could result in us entering into transactions on less favorable terms than we would receive from an unrelated party and/or that negatively affect the public’s perception of us.

We may acquire properties or other real estate-related investments from entities which are managed by affiliates of the Advisor. Further, we may also dispose of properties or other real estate-related investments to entities which are controlled by affiliates of the Advisor. Affiliates of the Advisor may make substantial profits in connection with such transactions. Affiliates of the Advisor may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on the investment committee of our advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.

The fees we pay the Advisor under the advisory agreement and the distributions payable to the Advisor under the partnership agreement of the Operating Partnership were not determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with a third-party.

Our sponsor, The Shopoff Group, and its affiliates have determined the fees and distributions payable to the Advisor and its affiliates under the advisory agreement and the subordinated participation interest in the Operating Partnership. As a result, these fees and distributions cannot be viewed as having been determined on an arm’s-length basis and we cannot assure you that an unaffiliated third party would not be willing and able to provide to us the same services at a lower price. The Advisor is entitled to receive fees including acquisition and advisory fees, asset management fees and a subordinated disposition fee. The distributions the Advisor may become entitled to receive would be payable upon distribution of distributable cash to our stockholders, the listing of our shares or the termination of the Advisor as our advisor.

Risks Associated With Our Organizational Structure

Your interest in us may be diluted if we issue additional shares in our offering or otherwise.

Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes the issuance of 200,000,000 shares of common stock. In addition, subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued at the discretion of our board of directors.

Existing stockholders and investors purchasing shares in our offering may also experience dilution of their equity investment in us in the event that we:

•	sell additional shares in the future;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering to institutional investors;

•	issue shares of our common stock to our directors and executive officers pursuant to our 2007 equity incentive plan (we intend to issue 30,000 restricted shares to our non-officer directors and 143,750 shares to our officer directors, with the exception of William A. Shopoff, as of the date on which we raise the minimum offering, and an additional 1,481,250 shares will remain available for issuance under the plan); or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership (we have no intention of making such exchanges at this time).

The limit on the number of shares a person could own may discourage a takeover attempt.

Our charter prohibits the ownership of more than 9.8% of the outstanding shares of common stock by any one investor. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our shares of common stock, which offers might otherwise be financially attractive to our stockholders and/or which might cause a change in our management. Further, this restriction may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor attempted to acquire in excess of 9.8% of our shares of common stock or otherwise to effect a change of control of us.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control of our company.

Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:

•	Number of Directors, Board Vacancies, Term of Office. Under certain amendments to our charter which will become effective at such time as a class of our equity securities is registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act (which will occur upon completion of our initial public offering), we have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum.

•	Classified Board. Under our charter, we have a classified board serving staggered, five-year terms, which may lengthen the time required to gain control of our board of directors.

•	Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

•	Exclusive Authority of our Board to Amend the Bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•	Preferred Stock. Under our charter, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders

•	Duties of Directors with Respect to Unsolicited Takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership Limit. In order to preserve our status as a REIT under the Code, our charter generally prohibits any person, from beneficially or constructively owning more than 9.8% in value or in number of shares (whichever is more restrictive) of the aggregate of our outstanding common stock or more than 9.8% of the aggregate of our outstanding shares of capital stock unless our board of directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuance of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our board of directors has adopted a resolution exempting only transactions between us and our affiliates from this statute. Therefore, the provisions of the Maryland Business Combination Act are applicable to business combinations between our company and persons other than our affiliates.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended. If we were required to register as an investment company, our ability to enter into certain transactions would be restricted by the Investment Company Act. Furthermore, the costs associated with registration as an investment company and compliance with such restrictions could be substantial. In addition, registration under and compliance with the Investment Company Act would require a substantial amount of time on the part of the Advisor and its affiliates, thereby decreasing the time they spend actively managing our investments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Associated With Debt Financing

We expect to incur mortgage and other indebtedness, which may increase our business risks and impair our ability to make distributions to our stockholders.

We expect to make investments with both the net proceeds from our offering and debt. In addition, we may incur mortgage debt by obtaining loans secured by some or all of our real estate. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. There are no limitations in our charter or bylaws on the level of indebtedness we may incur.

Although we intend not to have a debt to equity ratio that exceeds 100% of our total assets, incurring mortgage debt increases our risks since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, we may have less cash available for distributions to our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance or refinance the properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance properties we wish to acquire, even if such acquisition would otherwise be in our best interests, which could reduce the number of properties we can acquire. In addition, once we have placed mortgage debt on properties, we run the risk of being unable to refinance the entire outstanding loan balance when the loans come due, or of being unable to refinance any amount on favorable terms. In addition, if interest rates are higher when properties require refinancing, we may not be able to refinance the entire outstanding loan balance or our debt service may be higher if we do refinance the loan balance, either of which could reduce our income from those properties and reduce cash available for distribution to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining debt financing, a lender could impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, to replace the Advisor as our advisor, and/or to impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Fluctuations in interest rates could increase our expenses, require us to sell investments and/or make it more difficult to make attractive investments.

We expect that a portion of our indebtedness may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay dividends to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we would be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments. Further, increases in interest rates may make investments in other entities more attractive than an investment in us. Conversely, decreases in interest rates may cause the price of real estate and real estate-related investments to increase, thus making it more difficult for us to make otherwise attractive investments. Any of these circumstances could reduce our profitability and our ability to pay dividends to our stockholders.

If we enter into financing arrangements involving balloon payment obligations, the repayment of the balloon payments may require us to enter into unfavorable refinancings and/or to divert funds from other sources, which would reduce dividends paid.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could require us to incur debt on unfavorable terms and/or divert funds from other sources to make the balloon payment. As a result, financing arrangements with balloon payments could result in increased costs and reduce our liquidity. In addition, payments of principal and interest to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

Risks Associated With Real Estate-Related Investments

We may make or acquire real estate-related investments which include but are not limited to first mortgages, second mortgages or mezzanine loans secured, directly or indirectly by the same types of properties we may acquire directly, and also preferred equity investments in partnerships and/or limited liability companies that own the same types of properties that we may acquire directly. We will be subject to risks associated with these real estate-related investments, including the material risks discussed below.

Our real estate-related investments may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we make real estate-related investments, we will be at risk of a loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate levels, and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make such investment. If the values of the underlying properties decline, our risk will increase and the values of our interests may decrease.

Our returns on mortgage loans may be reduced by interest rate fluctuations.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return lower than then-current market rates. Also, if interest rates decrease and mortgage loans are prepaid without adequate penalty, we may not be able to make new loans or other real estate-related investments at the previously higher interest rates.

Delays in liquidating defaulted real estate-related investments could reduce our investment returns.

If there are defaults under our real estate-related investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, if there are defaults under mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our mortgage loans may be limited by regulations.

The mortgage loans may also be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions, which may increase our costs associated with making or acquiring mortgage loans and thereby reduce our returns. In addition, we may determine not to make mortgage loans in certain jurisdictions based on state or local regulation, which may limit our ability to make or acquire mortgage loans that we otherwise believe to be attractive investments.

Foreclosures create additional risks, as we would be subject to all of the risks of owning the property on which we foreclose.

If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks inherent in the ownership of real property.

If we liquidate prior to the maturity of our real estate-related investments, we may be forced to sell those investments on unfavorable terms or at a loss.

If we have not listed our shares on a national securities exchange by August 29, 2017, we will be required to submit for a vote of our stockholders to liquidate all of our assets and distribute the net proceeds to our stockholders.

We may make real estate-related investments with terms that expire after August 29, 2017. If we become required to liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their principal amount.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate or making real estate-related investments, we may enter into joint ventures with affiliated or unaffiliated partners. In addition, we may also purchase or develop properties in co-tenancies and other co-ownership arrangements with affiliates of The Shopoff Group, the sellers of the properties, developers and/or similar persons. These structures involve participation in the investment by outsiders whose interests and rights may not be the same as ours. These joint venture partners or co-tenants may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

•	a partner or co-investor might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture and/or the timing of the termination and liquidation of the venture;

•	such partners or co-investors may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	we may incur liabilities as the result of actions taken by joint venture partners in which we had no direct involvement; and

•	such partners or co-investors may be in a position to take action contrary to our instructions or requests or contrary to our policies and objectives or fail to take actions as we instruct, or in accordance with our policies and objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

If we have a right of first refusal or buy/sell right to buy out a co-venturer or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. We may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our co-venturer or partner.

We may structure our joint venture relationships in a manner which could limit the amount we participate in the cash flow or appreciation of an investment.

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the agreement appropriately, we may incur losses on joint venture investments and/or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make cash distributions to our stockholders.

Risks Associated with Income Taxes

We will be subject to tax risks arising out of our election to be taxed as a REIT, including the material risks discussed below. We strongly urge you to consult your own tax advisor concerning the effects of federal, state and local income tax law on an investment in our stock or your individual tax situation.

Failure to qualify as a REIT would reduce our net income (if any) and cash available for distributions.

Manatt, Phelps & Phillips, LLP, our legal counsel, has rendered an opinion to us in connection with our offering that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, on an ongoing basis, requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. Manatt, Phelps & Phillips will not review our compliance with the REIT qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Manatt, Phelps & Phillips’ legal judgment based on the law in effect as of the date of this prospectus. Manatt, Phelps & Phillips’ opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings, if any, available for investment and/or distribution to stockholders because of the additional tax liability that we would incur. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds and/or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•	If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•	Our taxable REIT subsidiaries will be subject to tax on their taxable income.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of your investment.

To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the receipt of cash and inclusion of income for federal income tax purposes, (2) the effect of nondeductible capital expenditures, and/or (3) the creation of reserves. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To maintain our REIT status, we may be forced to forego attractive investment opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on your investment.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

The extent of our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We intend to conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs will enable us to engage in non-REIT qualifying business activities, such as the sale of inventory properties. However, under the Internal Revenue Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT qualifying operations. Furthermore, because the income earned by our TRSs will be subject to corporate income tax and will not be subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs in the manner in which we expect to use them.

Even if we qualify as a REIT, we could be subject to an excise tax on non-arm’s-length transactions with our taxable REIT subsidiaries.

In the event that any transaction between us and our TRSs is not conducted on an arm’s-length basis, we could be subject to a 100% excise tax on such transactions. We believe that all such transactions will be conducted on an arm’s-length basis, but there can be no assurance that the IRS will not successfully contest the arm’s-length nature of such transactions or that we will be otherwise able to avoid the 100% excise tax. Any such tax could adversely affect our overall profitability and the amounts of distributions to our stockholders.

We may be required to pay a penalty or may not qualify as a REIT if the value of our taxable REIT subsidiaries exceeds 20% of the value of our total assets at the close of any calendar quarter.

To qualify as a REIT, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter (subject to a 30-day “cure” period following the close of the quarter). We will monitor the value of our investment in our TRSs in relation to our other assets to comply with the 20% asset test. There cannot be complete assurance that we will be successful in that effort. Although we will seek to be prudent in valuing our investment in our TRSs and our other assets, there can be no assurance that the IRS will not disagree with those determinations. In the event of a more than de minimis failure of the 20% asset test, we will not lose our REIT status as long as (i) the failure was due to reasonable cause and not to willful neglect, (ii) we dispose of the assets causing the failure or otherwise comply with the 20% asset test within six months after the last day of the applicable quarter in which we identify such failure, and (iii) we pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which we failed to satisfy the 20% asset test. If there is a more than de minimis failure of the 20% asset test and we do not satisfy the requirements described in the preceding sentence, we would lose our REIT status.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

As a REIT, we will be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales by us of inventory property at the REIT level would constitute prohibited transactions.

For these purposes, inventory property does not include foreclosure property. Examples of inventory property include sales to customers of condominium units or subdivided lots in a development tract. The determination of whether property is inventory property is fact-driven. Some of the relevant factors are the number, frequency and continuity of sales, the duration of ownership, the level of sales activities, the types of development activities undertaken with respect to the property, the purpose for acquisition of the property and the reason for which the property is held, the substantiality of sales in relation to other business activities and statements by the taxpayer regarding the property. There is a safe harbor in the REIT rules exempting certain sales from the prohibited transactions tax. In order to be in the safe harbor, certain factual tests must be satisfied. We will attempt to meet the safe harbor requirements whenever practicable, but we cannot guarantee that everyone of our sales of real property interests will take place within the safe harbor.

We intend to avoid the 100% prohibited transaction tax by conducting activities that would be prohibited transactions through one or more TRSs. We may not, however, always be able to identify properties that will become part of our “dealer” land sales business. Therefore, if we sell any properties at the REIT level that we incorrectly identify as property not held for sale to customers in the ordinary course of business or that subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.

If the Operating Partnership, or any joint ventures in which the Operating Partnership invests, fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation and we may fail to satisfy the REIT asset requirements.

We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of the Operating Partnership or an underlying property owner could also threaten our ability to maintain REIT status.

We may incur excess inclusion income that would increase the tax liability of our stockholders.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, however, such income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty. U.S. stockholders would not be able to offset such income with their operating losses.

Excess inclusion income could result if we held a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the payment terms on these obligations bore a relationship to the payments that we received on our mortgage loans or mortgage-backed securities securing those debt obligations. The Internal Revenue Service may determine that these borrowings give rise to excess inclusion income that should be allocated among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments.

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities and government securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing interests in other REITs, partnership interests, mortgage-backed securities and government securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and product income that qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may harm our REIT qualification and result in significant corporate level tax.

Risks Related to Employee Benefit Plans and IRAs

We, and our investors that have employee benefit plans or IRAs, will be subject to risks relating specifically to our having employee benefit plans as stockholders, which risks are discussed below.

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock.

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, you should consider:

•	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	whether your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether your investment will impair the liquidity of the plan or IRA;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

•	your need to value the assets of the plan annually.

You also should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan or IRA. We do not believe that under ERISA or U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with the Advisor and its affiliates could be considered “prohibited transactions” under ERISA and/or the Internal Revenue Code. If such transactions were considered “prohibited transactions” the Advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, the Advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA, and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code and/or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make and/or our management of our properties. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

We did not own any properties as of December 31, 2007 and we did not have any properties in escrow as of December 31, 2007. We have not acquired any properties since December 31, 2007 and we have not placed any properties in escrow since December 31, 2007.

On October 30, 2007 the board of directors of the Company approved and authorized the Advisor to acquire on behalf of the Company, 356 Residential lots and 2 Commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse), for $11,850,000. These properties are located in the City of Lake Elsinore, California. Due to the existence of an “Asset Management Agreement on Ramsgate” entered into on February 15, 2001, by and between White Rock Acquisition Co. L.P. (owner) and Eastbridge Partners, L.P. (asset manager), a related party relationship exists with this acquisition. The Shopoff Group, L.P., the Sponsor of the Company, is the successor entity to Eastbridge Partners, L.P. Through this “Asset Management Agreement on Ramsgate,” The Shopoff Group has an approximate 35% share of these assets.

ITEM 3.	LEGAL PROCEEDINGS

We anticipate that from time to time, we will be a party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any legal proceedings nor are we aware of any such legal proceedings contemplated against us. We are also not aware of any legal proceedings contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

The Company has commenced a best-efforts initial public offering in which it intends to offer 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10 per share until an additional 18,100,000 shares of common stock are sold. Subscription proceeds are being deposited in an interest bearing account at Wells Fargo Bank, N.A., our escrow agent, until subscriptions for at least the minimum offering of 1,700,000 shares aggregating at least $16,150,000 have been received and accepted by the Company.

As of the commencement of the best-efforts initial public offering, The Shopoff Group, our sponsor, owned 21,100 shares of common stock representing 100% of our outstanding shares.

As of the date of this Annual Report on Form 10-K, we had not reached the minimum offering and thus no proceeds from the escrow account have been released to the Company.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

Issuer Redemption of Equity Securities

The Company does not have an authorized and approved share redemption plan. The board of directors could consider such a plan but no such consideration was made as of December 31, 2007. Consequently, there is the risk that our stockholders may not be able to redeem their shares at a time or price acceptable to them.

Distribution Information

In order to qualify as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We do not own any real estate, nor have we made any real estate investments, and we have identified one possible investment. Consistent with our investment policy, we will acquire and hold undeveloped real estate assets as a long-term investment and will not realize any income from these properties until they are sold. Accordingly, we cannot predict when, if ever, we will generate any income or income sufficient to pay cash dividends to our stockholders. The amount of any cash dividends will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If and when our investments produce operating cash flow, we expect to pay dividends to you on a periodic basis as determined by our board of directors. Because our cash available for distribution in any year may be less than 90% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities and/or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

Generally, dividends that our investors may receive will be taxed as ordinary income to the extent they are from current or accumulated earnings and profits. To the extent that we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, reducing the tax basis in your shares, and the amount of each distribution in excess of your tax basis in your shares will be taxable as a gain realized from the sale of your shares. If you receive a distribution in excess of our current and accumulated earnings and profits, upon the sale of your shares you may realize a higher taxable gain or a smaller loss because the reduced basis of the shares will be used for purposes of computing the amount of the gain or loss. In addition, individual investors will be subject to tax at capital gains rates on distributions made by us that we designate as “capital gain dividends.”

Dividends

Our directors will determine the amount and timing of cash dividends to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by (i) our ability to identify and make real estate or real estate-related investments as net offering proceeds become available, (ii) the amount of the returns upon the sale of those real estate or real estate-related investments we make, and (iii) our operating expense levels, as well as many other variables.

Equity Compensation Plan

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

The Chairpersons of each standing committee of the Company’s board of directors will receive additional annual stock option grants of 500 common shares.

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

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On August 29, 2007, our Registration Statement on Form S-11 (File No. 333-139042), covering a public offering of up to 20,100,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering has commenced and is ongoing. We expect to sell the 20,100,000 shares offered over a two-year period. Under rules promulgated by the SEC, in some circumstances we may continue the offering beyond this date. We are offering the 20,100,000 shares in our offering at an aggregate offering price of up to $200,000,000, or $9.50 per share for the first 2,000,000 shares sold and $10.00 per share for the remaining 18,100,000 shares sold.

As of the date of this Annual Report on Form 10-K, we had not reached this minimum offering and thus no proceeds from the escrow account have been released to the Company. Subscriptions for at least 1,700,000 shares aggregating $16,150,000 is required to meet the minimum offering.

As of December 31, 2007, the Company sold 81,800 shares of its common stock for $777,100. Such amount will be maintained in an escrow account at Wells Fargo Bank, N.A. on behalf of the Company until such time that subscriptions for at least 1,700,000 shares aggregating $16,150,000 have been received and accepted by the Company.

At December 31, 2007, on our behalf, The Shopoff Group, our sponsor, had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. These expenses are the obligation of other companies until the Company has raised the minimum offering amount. Accordingly these expenses have not been reflected in the accompanying consolidated financial statements.

		Estimated/
Type of Expense Amount	Amount	Actual

Selling commissions and dealer manager fees	$—
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	3,264,000	Actual

Total expenses	$3,264,000	Actual

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2007 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

As of
December 31,
2007

Balance sheet data:
Cash	$200,550
Restricted Cash	778,765
Prepaid Expenses	20,269

Total Assets	$999,584

Total Liabilities	$183,900
Minority Interest	100
Total stockholders’ equity	815,584

Total Liabilities and Stockholder’s Equity	$999,584

For the
Year Ended
December 31,
2007

Operating data:
Total Revenues	$0

Expenses:
Insurance	133,603
Printing	4,874
Professional Fee	25,154

Total Expenses	163,631

Other Income:
Interest Income	1,665

Net Loss	$(161,966)

Other data:
Cash flows provided by operating activities	$1,665
Cash flows provided by financing activities	$(1,665)
Per share data:
Net loss per common share — basic and diluted	$(7.68)
Weighted-average number of common shares outstanding	21,100

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are considered a development stage enterprise as of December 31, 2007. Therefore, we do not have meaningful active operations to discuss for the year ended December 31, 2007. You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year that ends December 31, 2008. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our ongoing initial public offering. We have not yet broken escrow in our ongoing initial public offering and commenced our real estate operations. Through December 31, 2007, we have in an escrow account at Wells Fargo Bank, N.A., subscription proceeds of $777,100 for 81,800 shares. We have not purchased any properties as of December 31, 2007. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations.

We intend to use the proceeds of our ongoing initial public offering to acquire undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders. The majority of the property acquired will be located primarily in the States of California, Nevada, Arizona, Hawaii and Texas. If market conditions dictate and if approved by our board of directors, we may invest in properties located outside of these states. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, or wholly owned subsidiaries of the Operating Partnership. Our wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership. We have no paid employees. Our external advisor, the Advisor, conducts our operations and manages our portfolio of real estate investments.

Results of Operations

As of December 31, 2007, we have not yet commenced operations. We do not intend to begin our operations until we have sold at least the minimum offering amount of 1,700,000 shares of our common stock. The Advisor and its affiliates have incurred certain expenses and offering costs on the Company’s behalf. As of December 31, 2007, such costs and expenses approximated $3,264,000. Because other entities are responsible for such expenses and costs unless and until the minimum offering amount is raised, these transactions have not been reflected in the accompanying consolidated balance sheet. Subscription proceeds may be released to us after the minimum offering is achieved and will be applied to investment in properties and the payment or reimbursement of certain selling and organizational fees and expenses. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and entitlement of properties.

As of December 31, 2007, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until required for the acquisition and entitlement of properties, we will keep the net proceeds of this offering in short-term, liquid investments. As we have not acquired any properties, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than regional economic conditions affecting real estate generally, which may be reasonably anticipated to have a material impact on capital resources necessary for the development of our properties

A portion of the proceeds of this offering will be reserved to meet working capital needs and contingencies associated with our operations. We believe this reserve allocation will aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. We will initially allocate to our working capital reserve not less than 0.5% and not more than 5% of the gross proceeds of the offering (assuming we raise the maximum offering). As long as we own any undeveloped real estate assets, we will retain as working capital reserves an amount equal to at least 0.5% and not more than 5% of the gross proceeds of the offering, subject to review and re-evaluation by the board of directors. If reserves and any available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties and/or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

During the last year ended December 31, 2007, the Company incurred approximately $164,000 for insurance, printing and professional fees compared to no expenses for the period from November 16, 2006 (inception) through December 31, 2006.

Liquidity and Capital Resources

We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share.

On November 27, 2006, the Shopoff Group L.P. (the “Sponsor”) purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450. During the year ended December 31, 2007, the Company sold 81,800 shares of the Company’s common stock for $777,100, which has been placed in an interest-bearing escrow account with Wells Fargo Bank, N.A., as escrow agent, with interest accruing to the benefit of investors only if the minimum offering amount is not obtained. No funds will be disbursed in accordance with the Company’s prospectus until we have received and accepted subscriptions for at least 1,700,000 shares or $16,150,000.

During the year ended December 31, 2007, cash flow from operating activities increased by $1,665 due to a loss of $161,966 offset by an increase in accounts payable due to related party of $183,900 and an increase in prepaid expenses of $20,269. The Company had no cash flow from operating activities for the period from November 16, 2006 (inception) through December 31, 2006.

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

Distributions

We have not paid any distributions as of December 31, 2007. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.

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

Debt Financing Fee:  1% of amount available under any loan or line of credit made available to the Company.

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

Disposition Fees:  equal to, (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of: (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract purchase price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price of such real estate-related investments. A disposition fee payable under this section may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.

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

Investment Strategy

Our primary focus will be to acquire undeveloped real estate assets for which we will obtain entitlements and hold such assets as long term investments for eventual sale. “Entitlements” is an all inclusive term used to describe the various components of our value added business plan. We will undertake various functions to enhance the value of our land holdings, including land planning and design, engineering and processing of tentative tract maps and obtaining required environmental approvals. All of these initial entitlements are discretionary actions as approved by the local governing jurisdictions. The subsequent entitlement process involves obtaining federal, state, or local biological and natural resource permits if applicable. Federal and state agencies may include the U.S. Army Corps of Engineers, the U.S. Fish and Wildlife Service, state wildlife, or others as required. By obtaining these approvals or entitlements, the Company can remove impediments for development for future owners and developers of the projects. It is through this systematic process that we believe that we can realize profits for our investors by enhancing asset values of our real estate holdings. The majority of the property acquired will be located primarily in the States of California, Nevada, Arizona, Hawaii and Texas. If market conditions dictate and if approved by our board of directors, we may invest in properties located outside of these states. On a limited basis, we may acquire interests in income producing properties and ownership interests in firms engaged in real estate activities or whose assets consist of significant real estate holdings, provided these investments meet our overall investment objectives.

On October 30, 2007 the board of directors of the Company approved and authorized the Advisor to acquire on behalf of the Company, 356 Residential lots and 2 Commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse), for $11,850,000. These properties are located in the City of Lake Elsinore, California. Due to the existence of an “Asset Management Agreement on Ramsgate” entered into on February 15, 2001 by and between White Rock Acquisition Co. L.P. (owner) and Eastbridge Partners, L.P. (asset manager), a related party relationship exists with this acquisition. The Shopoff Group, L.P., the Sponsor of Shopoff Properties Trust, is the successor entity to Eastbridge Partners, L.P. Through this “Asset Management Agreement on Ramsgate” The Shopoff Group has an approximate 35% share of these assets. The business plan of White Rock Acquisition Co. L.P. required the Advisor to close on the purchase of these assets by December 31, 2007. As it was anticipated that Shopoff Properties Trust would not have broken escrow and begun operations by December 31, 2007 it was the intent of the Advisor to close on this purchase with a bridge loan. Due to the continued deterioration of the residential real estate market coupled with the tightening of the credit market due in part to the collapse of the sub-prime mortage market, the Advisor did not close on this purchase by December 31, 2007 as required by White Rock Acquisition Co. L.P. Although the Advisor has continued to have discussions with White Rock Acquisition Co. L.P. regarding their assets and the Advisors desire to purchase them, there is uncertainty whether this transaction will be consummated at all or on the terms originally approved by the board.

Critical Accounting Policies

As defined by the SEC, our critical accounting policies will be those which are both important to the portrayal of our financial condition and results of operations, and which require management’s most difficult, subjective, and/or complex judgments, often as a result of the need to make significant estimates and assumptions about the future effect of matters that are inherently uncertain. Such estimates and assumptions will be made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the Balance Sheets if a different amount within a range of estimates were used or if estimates changed from period-to-period. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce actual results that differ from when those estimates were made, perhaps in material adverse ways. When we begin our operating activities, we anticipate that our critical accounting policies will include those which are described immediately below.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates will be made and evaluated on an on-going basis, using information that is currently available as well as applicable assumptions believed to be reasonable under the circumstances. Actual results may vary from those estimates, perhaps in material adverse ways; in addition, such estimates could be different under other conditions and/or if we use alternative assumptions.

Principles of Consolidation

Since we are the sole general partner of the Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in our consolidated financial statements. The accounts of the Sole General Partner are also consolidated in our consolidated financial statements since it is wholly owned by us. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2007, we did not have any cash equivalents.

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

We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significant impact revenue recognition will have on our consolidated financial statements.

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

Income producing properties will generally be carried at historical cost less accumulated depreciation. The cost of income-producing properties will include the purchase price of the land and buildings and related improvements. Expenditures that increase the service life of such properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over their estimated useful lives, which are expected to principally range from approximately 15 to 39 years. When depreciable property is retired or disposed of, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

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

SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

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

Selling commissions and closing costs will be expensed when incurred.

We believe that the accounting related to property valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our property are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our property could be material to our consolidated balance sheets and statements of operations. We will evaluate our property for impairment periodically on an asset-by-asset basis. This evaluation includes three critical assumptions with regard to future sales prices, cost of sales and absorption. The three critical assumptions include the timing of the sale, the land residual value and the discount rate applied to determine the fair value of the income-producing properties on the balance sheet date. Our assumptions on the timing of sales are critical because the real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to acquire and entitle our land and cost to acquire our income-producing properties. Our assumptions on land residual value are critical because it will affect our estimate of what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of the income-producing properties. A higher discount rate reduces the estimated fair value of such properties, while a lower discount rate increases the estimated fair value of these properties. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing property held for investment during these changing market conditions, actual results could differ materially from management’s assumptions and may require material property impairment charges to be recorded in the future.

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

The value allocable to any above or below-market component of acquired in-place leases will be estimated based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using market rates over the remaining term of the lease. The cost allocated to above-market leases will be included in intangible assets, and below-market lease values will be reported as other liabilities in our consolidated balance sheets; such costs will be amortized to rental income over the weighted average remaining term of the acquired leases for each property.

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

•	The total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties (i.e., the equity investment at risk is not greater than the expected losses of the entity).

•	As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:

•	The direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights.

•	The obligation to absorb the expected losses of the entity if they occur.

•	The right to receive the expected residual returns of the entity if they occur.

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

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of December 31, 2007, the Company did not have any unrecognized tax benefits.

Stock-Based Compensation

Stock-based compensation will be accounted for in accordance with the provisions of SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the consolidated financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Significant Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. Management does not expect the adoption of SFAS No. 159 to have a significant effect on the Company’s consolidated financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning October 1, 2009 (fiscal year ending September 30, 2010). Management is evaluating what effect such statement will have on its future financial statements.

Also, on December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is October 1, 2009. Like SFAS 141(R) discussed above, earlier adoption is prohibited. Management is evaluating what effect such statement will have on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Subsequent Events

Subsequent to December 31, 2007 and through March 21, 2008, organization and offering costs totaling approximately $568,000 were incurred by the Advisor and its affiliates on behalf of the Company.

Subsequent to December 31, 2007 and through March 21, 2008, the Company’s escrow agent had received approximately $1,056,400 of gross offering proceeds to purchase 111,200 shares of its common stock. Combined gross offering proceeds raised prior to and after December 31, 2007 did not exceed the minimum number of shares required to break escrow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. Because we have not commenced operations, we currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of December 31, 2007, a 1% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements at page F-1 of this report.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our charter provides for a classified board of directors consisting of five classes. Each director serves a five-year term. The following table and biographical descriptions set forth certain information with respect to the individuals who are our officers and directors:

Name	Age	Position

Class I Directors — Present term expires in 2008.
Kevin M. Bridges	41	Director, Chief Financial Officer, Corporate Secretary
Melanie Barnes	53	Director
Class II Directors — Present term expires in 2009.
Glenn Patterson	54	Director
Patrick Meyer	56	Director
Class III Directors — Present term expires in 2010.
Diane Kennedy	51	Director
Stuart McManus	41	Director
Class IV Directors — Present term expires in 2011.
Edward Fitzpatrick	61	Director
Jeffrey W. Shopoff(1)	64	Director
Class V Director — Present term expires in 2012.
William A. Shopoff	50	President, Chief Executive Officer, Chairman

(1)	William A. Shopoff and Jeffrey W. Shopoff are brothers.

Biographical Descriptions

William A. Shopoff is our President, Chief Executive Officer, and Chairman of the Board of Directors. Mr. Shopoff has more than 25 years of real estate and investment experience. His expertise includes the acquisition, development and sale of new and redeveloped residential and commercial properties throughout the United States, as well as partnership structure, debt placement, venture capital and investment underwriting.

Mr. Shopoff has been personally involved in over $1 billion worth of real estate transactions, including more than 1,000 residential, multi-family and commercial properties and over 15,000 acres of land investments. In the past 15 years, Mr. Shopoff has raised over $200 million in private placement equity.

Mr. Shopoff’s focus has been on opportunistic or value added investing with his specialty for the past 10 plus years being land investments. He has a systematic approach to acquiring undervalued land assets and creating substantial value through the land planning, zoning and regulatory approval process. This disciplined approach has led to considerable wealth creation for his clients.

Mr. Shopoff co-founded Asset Recovery Fund in 1992. Asset Recovery Fund and its successor, Eastbridge Partners, L.P., achieved an average yield in excess of 30 percent. Mr. Shopoff served as the President of the Asset Recovery Fund from 1998 to 2006. Since August 1999 Mr. Shopoff has served as President of Eastbridge Partners, L.P., a position he holds today. Upon acquiring the assets of Eastbridge Partners, L.P., in April 2004, Mr. Shopoff created The Shopoff Group and has served as its President since that time. The Shopoff Group is a private real estate investment firm offering qualified high net worth clients strategic investment opportunities including land, residential and commercial properties, mortgage products, and pooled funds. Mr. Shopoff is also founder and president of Real Estate Mastery, a mentoring program created for select real estate investors committed to the advanced study of real estate investing.

Mr. Shopoff earned his Bachelors of Science degree in biology and an MBA in finance/accounting from the University of Texas at Austin. Mr. Shopoff is a member of Commercial Investment Real Estate (CIRE) and is a Certified Commercial Investment Member (CCIM). Mr. Shopoff is a member of the Urban Land Institute and the Building Industry Association, and is also a board member of Global Energy Network International, a non-profit organization based in San Diego, California. Mr. Shopoff was recently named to the Advisory Council of the Real Estate Finance and Investment Center at the University of Texas’ McCombs School of Business. This Advisory Council advises faculty and staff on curriculum matters within the university’s real estate department. Additionally, Mr. Shopoff has been the top fundraiser for the past four years with the AIDS Life Cycle, a 585 mile bicycle ride.

Edward J. Fitzpatrick is our Executive Vice President and is also one of our Directors. Mr. Fitzpatrick’s real estate experience spans 30 years. As The Shopoff Group’s Executive Vice President, Mr. Fitzpatrick oversees the complete land process from acquisition to entitlement and, in certain situations, improvements to the finished product. His accomplishments include the acquisition and/or development of over 10,000 acres of land, the construction and marketing for lease and for sale of approximately 2 million square feet of industrial, office, retail, recreational and multi-family buildings, and the generation of over $200 million in profits for the entities served.

Mr. Fitzpatrick served as Manager of Bulk Land Sales and Director of Industrial Development for International Paper (IP) Realty Corporation, where he advised various divisions regarding facility expansions and dispositions from May 1975 to June 1978. Mr. Fitzpatrick has also managed the development of industrial and office projects in Southern California for Kaiser Development Company, and was president of the development arm of Ferguson Partners in Irvine from April 1984 to May 1991, specializing in the development of industrial, commercial and multi-family projects in Southern California and Las Vegas.

Mr. Fitzpatrick formed the firm of Patrick Gray and Associates in 1991. The firm specialized in property management and development of industrial, office and retail properties in San Diego County and Las Vegas, Nevada. Mr. Fitzpatrick served as Vice President of Development for Dartmouth Development Company in San Diego, where he oversaw the acquisition, improvement and construction of a variety of properties in San Diego and Riverside Counties from April 1996 to March 2000. In 2000, Mr. Fitzpatrick joined The Shopoff Group’s predecessor, Eastbridge Partners, as Director of Development.

Mr. Fitzpatrick is a graduate of the University of Notre Dame and Notre Dame Law School. Mr. Fitzpatrick is also a member of the Urban Land Institute and the Building Industry Association.

Kevin M. Bridges is our Chief Financial Officer, Corporate Secretary and is also one of our Directors. Mr. Bridges’ 15 years of experience in the residential development industry includes a wide range of projects, varying in sizes and complexity, for national public homebuilders and regional developers. Mr. Bridges has had direct due diligence, acquisition, project management, and daily financial responsibility for a variety of properties, including master-planned and multi-use communities. Mr. Bridges’ experience also includes the formation of community facility districts, where over $20 million in aggregate project savings have been generated. Mr. Bridges has also financed and managed project-specific loans with aggregate commitments in excess of $300 million from senior, mezzanine, and private lenders.

Before joining The Shopoff Group in May 2006, Mr. Bridges managed the homebuilding line of business for Cameo Homes, a large private real estate development company from 2001 to 2006, which, during Mr. Bridges’ tenure, experienced a 633% growth in real estate holdings and a 825% growth in project profits. Mr. Bridges has also been a controller for several Southern California and Texas-based builder/developers, where his responsibilities included the preparation of divisional/company business plans, project feasibility analysis, financial statement preparation, daily accounting management, software system analysis and enhancement, as well as compliance reporting for various equity and joint venture partners.

Mr. Bridges earned a Bachelors of Business Administration degree with an emphasis in accounting from the University of Texas at Austin and is a Certified Public Accountant. Mr. Bridges is also a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, and the National Association of Real Estate Investment Trusts (NAREIT).

Tim McSunas is our Senior Vice President of Acquisitions. Mr. McSunas has over 20 years of experience in land planning and acquisitions and project management for several Southern California homebuilders. Mr. McSunas oversees the identification and acquisition process of investment properties for The Shopoff Group. Before joining the Shopoff Group in May, 2006, Mr. McSunas served as the Southern California division president for Taylor Woodrow Homes from September 2004 to March 2006, where he managed $500 million in revenues and closed 569 homes in 2005.

Mr. McSunas also served as the regional manager and vice president for Pardee Homes from April 2001 to September 2004, where he created a start-up division that subsequently grew to $275 million in revenue in three years, establishing the company as the tenth largest builder in home sales in Orange County in 2003. Mr. McSunas also served as director of land acquisitions for John Laing Homes in San Diego and Orange Counties from March 1997 to April 2001, and founded a residential and commercial building company in Bend, Oregon from 1991 to 1997.

Mr. McSunas earned his Bachelor of Science degree in Architecture and Urban Planning from Arizona State University and is a licensed contractor in California and Oregon. He has also been an active member of the Southern California Building Industry Association since 1988. He joined the BIA Orange County in 1996 and became a member of the BIA/OC Board of Directors in 2001. In 2003, he was appointed to the BIA/OC Executive Committee and was the President for 2007. Currently, he serves on the board of directors for the BIA Southern California, and is also a trustee for the Political Action Committee, and serves on the board of directors for Home Aid/Orange County.

Jeffrey W. Shopoff is one of our Directors. Mr. Shopoff is an active member of the California Bar, and has been a practicing attorney for 36 years. Since 2002, Mr. Shopoff has been a partner at the law firm of Shopoff & Cavallo LLP in San Francisco. Mr. Shopoff was previously a partner at the California law firm of Jeffer, Mangels, Butler & Marmaro LLP from 1992 to 2002. From 1970 to 1992 Mr. Shopoff was a partner at Feldman, Waldman, & Kline LLP where, in addition to his trial activities, he held positions including Managing Partner and Chairman of the Litigation Department. Mr. Shopoff has extensive experience in the trial of commercial disputes, including 55 trials in the State and Federal Courts of California, New York, Washington, and Oregon. Mr. Shopoff’s legal practice focuses on the areas of accounting and corporate/partnership disputes, class actions, contract, fraud, securities, intellectual property, banking, malpractice, franchise, and employment litigation.

Since 2003 Mr. Shopoff has been a Director of American Legal Net, Inc., a privately held legal software and internet company, where he is Chairman of the Audit Committee.

Mr. Shopoff earned a Bachelors of Business Administration degree, with an emphasis in accounting, from the University of Michigan Business School, and a Juris Doctor degree from the University of Michigan Law School. Mr. Shopoff has served as Judge Pro Tem and Arbitrator for the San Francisco Superior Court. Mr. Shopoff also participates in the San Francisco Superior Court and San Francisco Bar Association’s Early Settlement Program, as a court assigned mediator. Mr. Shopoff has also been a lecturer on Accounting for Lawyers for the Continuing

Education of the Bar, and a faculty member for the Practice Program of the Northern District of California, and Hastings College of Advocacy.

Glenn Patterson is one of our Independent Directors. Mr. Patterson has a wide range of management experience. Mr. Patterson currently serves as the President of HAP International, Inc., a research and analysis firm that specializes in real estate and private placement business investments. Mr. Patterson served as the President of Oregon Electric Group, an electrical and technology services contracting firm from 1996 to 2004. During his years as President at Oregon Electric Group, sales grew from $16 million to $127 million, and had over 1100 employees at its peak. Mr. Patterson currently sits on the board of Axion Power International, Inc.

Mr. Patterson received a Bachelors of Science degree in economics from Willamette University.

Patrick Meyer is one of our Independent Directors. Mr. Meyer has over 30 years of planning and consulting experience. Mr. Meyer began his career in municipal government planning with the City of San Dimas, California, where he assisted with the preparation and implementation of the specific plan for the downtown central business district, and served as the staff representative to the local merchant’s board. Mr. Meyer is the owner of Urban Environs, a planning consultant firm, which he formed in 1982. Since 1998, Mr. Meyer has served as the chairman of the board of directors for 1st Centennial Bancorp, a full service state-chartered commercial bank. Mr. Meyer has overseen the banks expansion to six branches and four specialized divisions.

Mr. Meyer earned a Bachelors of Science degree in Urban Planning from California State Polytechnic University. He is a member of the American Planning Association and the American Institute for Certified Planners.

Diane Kennedy is one of our Independent Directors. Ms. Kennedy has 25 years of public accounting experience at regional and national CPA firms. Since 1992 Ms. Kennedy has been a CPA at the accounting firm of D Kennedy & Associates, PC, which she founded and where she currently serves as President. D Kennedy & Associates, PC is a national firm with affiliated offices in Phoenix, AZ, Tempe, AZ, Irvine, CA, and New York City, NY. Ms. Kennedy is also the founder and co-owner of Tax Loopholes, an online tax education company established in January 2000. Ms. Kennedy has authored several tax and financial educational books, including The Insider’s Guide to Real Estate Investing Loopholes. Ms. Kennedy has also made several radio and television appearances as a guest for her financial and tax expertise, and was also the host of the nationally syndicated radio program “Wealth Talk America”.

Ms. Kennedy received a Bachelors of Science degree in accounting from the University of Nevada, Reno, and completed a Masters Program in Taxation from Golden Gate University.

Stuart McManus is one of our Independent Directors. Mr. McManus has a significant background in venture investing, business development, general management, and financial engineering within both entrepreneurial and Fortune 100 environments. He recently formed the investment company, Crystal Lake Capital, LLC with the aim to invest in companies where real estate comprises a significant component of the investment company’s assets. Prior to forming Crystal Lake Capital, McManus was President of Capstar Partners, LLC since 2002. Capstar Partners is the private investment company of R. Steven Hicks. Capstar leads and participates in the funding of early stage companies as well as more traditional investments. The company also serves as the management vehicle for all of the business assets of Mr. Hicks. Stuart began working with the company in October 2000.

Mr. McManus began his career with IBM Corporation in Sales and Marketing in New York City. After receiving his MBA from the J.L. Kellogg School of Management in 1995, McManus worked in the Project Finance division of ABN AMRO Bank in London and Amsterdam until 2000. Immediately prior to joining Capstar Partners, McManus was an investment partner at Beachside Capital Partners in Westport, CT.

Mr. McManus is active in the local community and serves on various Boards of investment companies and non-profit organizations. Mr. McManus received his BA from Northwestern University in 1989 and his MBA from J.L. Kellogg Graduate School of Management in 1995.

Melanie Harper Barnes is one of our Independent Directors. Ms. Barnes practiced law in Austin, Texas for a decade and a half in the areas of real estate development and finance, banking, and corporate reorganization. She represented a variety of corporations, banks, limited partnerships, and individuals, including developers, lenders, and small business owners.

Ms. Barnes worked on property acquisitions and sales, negotiated and documented construction and financing of commercial properties, participated in assemblages, conducted title insurance and survey review, represented borrowers and lenders in arranging short term and long term real estate financing, documented and negotiated equipment and line of credit lending, represented clients in disputes involving real and personal property, and engaged in strategy sessions regarding complex real estate and other business plans.

Ms. Barnes retired from the practice of law in 1994 and, since that time, has been active in many Austin nonprofit organizations, including the Lady Bird Johnson Wildflower Center, Ballet Austin, St. Francis School, National Charity League, and University United Methodist Church.

Ms. Barnes attended Texas Tech University, receiving a Bachelor of Science degree in 1977 with high honors. She graduated from the University of Texas School of Law in 1981.

Audit Committee Financial Expert

The members of the Audit Committee are Diane Kennedy (Chairwoman), Stuart McManus, and Glenn Patterson, all of whom are independent directors. Ms. Kennedy is our audit committee financial expert.

Code of Conduct

Our board of directors has adopted a Code of Conduct, which applies to our principal executive officer, principal financial officer and our other executive officers. A copy of the Code of Conduct is available to any person without charge by submitting a request to the Company’s Chief Financial Officer at 8951 Research Drive, Irvine, California 92618.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Cash Compensation

The Company paid no fees to its directors in 2007, although in the future, non-officer directors, in addition to an annual retainer of $20,000, may be paid the following fees for attending board and committee meetings:

•	$1,500 per board meeting in person or $750 if by telephone.

•	$1,000 annually for members of the audit committee, except the audit committee chairperson will receive $7,500 annually.

•	$750 annually for the nominating and corporate governance committee and compensation committee members, except the nominating and corporate governance committee and compensation committee chairperson will receive $2,500 annually.

Equity-Based Compensation

The Company has adopted a 2007 Equity Incentive Plan, pursuant to which we may make share-based awards to our directors, except for the Chairman of the Board of Directors. To date, no awards have been issued under this plan, however on the date we reach the minimum offering amount, restricted stock grants will be made to the directors, except for the Chairman of the Board of Directors. Our non-officer directors qualify for a restricted stock award of 5,000 shares each, under the 2007 Equity Incentive Plan. The restricted stock award will have a vesting schedule of four years and will vest in equal percentages each year. Our non-officer directors will also receive stock option grants of 3,000 shares per year following the date of the initial grant. Chairpersons of each of our standing committees will receive stock option grants of 3,500 shares per year instead of 3,000 shares per year. A description of the 2007 Equity Incentive Plan is set forth under Item 5 above.

Compensation Committee Interlocks and Insider Participation

Our compensation committee discharges the board’s responsibilities relating to compensation of our executives and directors, which are limited to administering grants of stock-based awards in accordance with the 2007 Equity Incentive Plan. The members of our compensation committee are Glenn Patterson (Chairman), Patrick Meyer, and Stuart McManus, all of whom are independent directors.

We have no compensation committee interlocks. A compensation committee interlock would occur if (i) one our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our compensation committee; (ii) one of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee; or (iii) one of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as one of our directors.

Executive Compensation

We have no employees and our executive officers are all employees of Shopoff Advisors and/or its affiliates. Our executive officers and key employees of Shopoff Advisors are compensated by Shopoff Advisors and/or its affiliates and will not receive any compensation from us for their services. However, the executive officers and key employees of Shopoff Advisors will be eligible for awards under our 2007 Equity Incentive Plan. On the date we reach the minimum offering amount, our executive officers will receive initial restricted stock grants. Edward Fitzpatrick, our Executive Vice President and a director, will receive an initial restricted stock grant of 75,000 shares, which shall vest in equal percentages over a five-year period. Thereafter, he will receive an annual incentive stock option grant of 50,000 shares, which options shall expire ten years after the date of grant if not exercised. Kevin Bridges, our Chief Financial Officer and a director, will receive an initial restricted stock grant of 18,750 shares on the date we reach the minimum offering amount, which shall vest in equal percentages over a five-year period. Thereafter, he will receive an annual incentive stock option grant of 12,500 shares, which options shall expire ten years after the date of grant if not exercised. Tim McSunas, our Senior Vice President — Acquisitions, will receive an initial restricted stock grant of 50,000 shares, which shall vest in equal percentages over a five-year period. Thereafter, he will receive an annual incentive stock option grant of 33,000 shares, which options shall expire ten years after the date of grant if not exercised.

See “Certain Relationships and Related Transactions” below for a discussion of fees paid to the Company’s Advisor and other affiliated companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2007 relating to our 2007 Equity Incentive Plan pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	1,655,000	$—	1,655,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,655,000	$—	1,655,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of March 28, 2008, based on 21,100 shares outstanding on that date, by (i) each person or entity known by us to own beneficially more than 5% of the outstanding common stock , (ii) each of our directors, (iii) those serving as our executive officers in 2007, and (iv) all directors and executive officers as a group. “Beneficial ownership” is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. It includes stock owned not only directly, but indirectly, through a relationship, contract or understanding, or if the holder has, or shares, the power to vote the stock, to sell it or to acquire it within 60 days of March 28, 2008.

	Common Stock
	Beneficially Owned
	Number	Percent
Name(1)	of Shares	of Class

William A. Shopoff, President, Chief Executive Officer and Chairman of the Board of Directors(2)	21,100	100%
Kevin M. Bridges, Chief Financial Officer, Corporate Secretary and Director	0	*
Edward Fitzpatrick, Executive Vice President and Director	0	*
Tim McSunas, Senior Vice President — Acquisitions	0	*
Jeffrey W. Shopoff, Director	0	*
Glenn Patterson, Director	0	*
Patrick Meyer, Director	0	*
Diane Kennedy, Director	0	*
Stuart McManus, Director	0	*
Melanie Barnes, Director	0	*
Current Directors and Executive Officers as a Group (10 persons)		*

*	Less than 1%.

(1)	The address of each person listed is c/o Shopoff Properties Trust, Inc., 8951 Research Drive, Irvine, California 92618.

(2)	Consists of shares owned by The Shopoff Group, L.P., of which The Shopoff Revocable Trust dated August 12, 2004 is the sole limited partner. William and Cindy Shopoff are the sole trustees of The Shopoff Revocable Trust dated August 12, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has incurred and will incur substantial fees and expenses during the course of the organization and offering stage, acquisition and operating stage and property disposition stage. In most cases, these fees and expenses will be paid to the Company’s Advisor or its affiliates. The Company believes that the compensation paid to Shopoff Advisors and its affiliates under the advisory agreement is on terms no less favorable to us than those customary for similar services performed by independent firms in the relevant geographic areas.

All of the membership interests in our Advisor are owned by The Shopoff Corporation, as General Partner, and Shopoff Investors, L.P., the sole limited partner, which is primarily owned by William A. Shopoff (the Company’s President, Chief Executive Officer and Chairman of the Board) and his affiliates. We will pay fees to our Advisor for services provided to us pursuant to an advisory agreement. The fees that we will pay to our Advisor are summarized below:

Acquisition and Advisory Fees:  3% of, (i) with respect to any real estate asset acquired by the Company directly or indirectly other than a real estate related investment, the contract purchase price of the underlying property, and (ii) with respect to any real estate related investment acquired by the Company directly or indirectly, the contract purchase price of the underlying property.

Debt Financing Fee:  1% of amount available under any loan or line of credit made available to the Company.

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

Disposition Fees:  equal to, (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of: (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract purchase price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price of such real estate-related investments. A disposition fee payable under this section may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.

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

Review and Approval of Transactions with Related Persons

Policy Statement.  Our Board of Directors understands that related party transactions (as defined below) may raise concerns among our investors that those transactions are not made in the best interests of our shareholders. It is our policy to enter into or ratify related party transactions only when the Board of Directors, acting through the nominating and corporate governance committee or as otherwise described herein, determines that the related party transaction in question is in, or is not inconsistent with, our best interest and the best interest of our shareholders. Therefore, we have adopted the written policies and procedures set forth below for the review, approval or ratification of related party transactions.

Our policy has been approved by the Board of Directors and our nominating and corporate governance committee. The nominating and corporate governance committee shall review this policy annually and shall make changes to our policy from time to time. Any changes shall be reported to the Board of Directors at the next meeting following the approval of such changes.

Related Party Transactions Defined.  For the purposes of this policy, a “related party transaction” is any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which:

•	the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year;

•	we are a participant; and

•	any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

Related Party Defined.  For purposes of this Policy, a “related party” is any:

•	person who is or was, since the beginning of the last fiscal year, even if they do not presently serve in that role, an executive officer, director or nominee for election as a director;

•	greater than 5 percent beneficial owner of any class of our voting securities;

•	immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5 percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5 percent beneficial owner; or

•	firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5 percent or greater beneficial ownership interest.

Procedures.  The nominating and corporate governance committee shall review the material facts of all related party transactions that require the nominating and corporate governance committee’s approval and either approve or disapprove of the entry into the related party transaction, subject to the exceptions described below. If advance nominating and corporate governance committee approval of a related party transaction is not feasible, then the related party transaction shall be considered and, if the nominating and corporate governance committee determines it to be appropriate, ratified at the nominating and corporate governance committee’s next regularly scheduled meeting. In determining whether to approve or ratify a related party transaction, the nominating and corporate governance committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

No director shall participate in any discussion or approval of a related party transaction for which he or she is a related party, except that the director shall provide all material information concerning the related party transaction to the nominating and corporate governance committee.

Ongoing Related Party transactions.  If a related party transaction will be ongoing, the nominating and corporate governance committee, at its first meeting of each fiscal year, shall review any previously approved or ratified related party transactions that remain ongoing and have a remaining term of more than six months to determine whether they are in compliance with the committee’s guidelines and whether it is in our or our shareholders best interest to continue, modify, or terminate the related party transaction.

Disclosure.  All related party transactions that are required to be disclosed in our filings with the Securities and Exchange Commission, as required by the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and related rules and regulations, shall be so disclosed in accordance with such laws, rules and regulations.

Director Independence

Although the Company’s shares are not listed for trading on any national securities exchange, a majority of the members of the Company’s board of directors, and all of the members of the Company’s Compensation, Nominating and Corporate Governance, and Audit Committees are “independent” within the meaning of the rules and regulations promulgated by the Nasdaq Stock Market. The Nasdaq Stock Market standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The board of directors has determined that Glenn Patterson, Patrick Meyer, Diane Kennedy, Stuart McManus, Melanie Barnes each satisfy the independence criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of the Company or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, the Company believes that all of these directors are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP, the independent registered public accounting firm that has audited the Company’s financial statements for the years ended December 31, 2007 and 2006.

Description	2007	2006

Audit Fees(1)	$38,160	$—
Audit-Related Fees(2)	$121,652	$115,015
Tax Fees(3)	$1,272	$—
All Other Fees	$—	$—

Total	161,084	115,015

(1)	Audit fees billed in 2007 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

•	Financial Statement Schedules

•	See the Index to Consolidated Financial Statements at page F-1 of this report.

•	Exhibits

•	See the Exhibit Index attached to this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2007, for the Period from November 16, 2006 (Inception) through December 31, 2007 and for the Period from November 16, 2006 (Inception) through December 31, 2006
F-4
Consolidated Statements of Stockholders’ Equity for the Period from November 16, 2006 (Inception) through December 31, 2007	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2007, for the Period from November 16, 2006 (Inception) through December 31, 2007 and for the Period from November 16, 2006 (Inception) through December 31, 2006
F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
Shopoff Properties Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shopoff Properties Trust, Inc., a Maryland corporation and its subsidiaries (collectively the “Company”), a development stage enterprise, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, for the period from November 16, 2006 (Inception) through December 31, 2007 and for the period from November 16, 2006 (Inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Shopoff Properties Trust, Inc. and its subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, for the period from November 16, 2006 (Inception) through December 31, 2007 and for the period from November 16, 2006 (Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
March 21, 2008

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS
Current Assets
Cash	$200,550	$200,550
Restricted cash	778,765	—
Prepaid expenses	20,269	—

Total assets	$999,584	$200,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable due to related parties	$183,900	$—

Total liabilities	183,900	—

Minority interest	100	100

Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,100 shares issued and outstanding	211	211
Common stock issuable upon breaking escrow, 81,800 shares, $.01 par value	818	—
Additional paid-in capital	976,521	200,239
Deficit accumulated during the development stage	(161,966)	—

Total stockholders’ equity	815,584	200,450

Total liabilities and stockholders’ equity	$999,584	$200,550

The accompanying notes are an integral part of these consolidated financial statements

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007 and the
Periods from November 16, 2006 (Inception) through December 31, 2007 and 2006

		Period from	Period from
		November 16,	November 16,
		2006	2006
	Year	(Inception)	(Inception)
	Ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUE	$—	$—	$—
EXPENSES
Insurance	133,603	—	133,603
Printing	4,874	—	4,874
Professional Fee	25,154	—	25,154

	163,631	—	163,631

OTHER INCOME
Interest Income	1,665	—	1,665

NET LOSS	$(161,966)	$—	$(161,966)

Net loss per common share, basic and diluted	$(7.68)	$—	$(7.68)

Weighted-average number of common shares, issuable and outstanding — basic and diluted	21,100	21,100	21,100

The accompanying notes are an integral part of these consolidated financial statements

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from November 16, 2006 (Inception) through December 31, 2007

			Common			Accumulated
			Stock Issuable			Deficit
			Upon Breaking		Additional	During	Total
	Common Stock		Escrow		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, November 16, 2006 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	21,100	211	—	—	200,239	—	200,450

Balance, December 31, 2006	21,100	211	—	—	200,239	—	200,450
Common stock issuable upon breaking escrow	—	—	81,800	818	776,282	—	777,100
Other offering costs	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(161,966)	(161,966)

Balance, December 31, 2007	21,100	$211	81,800	$818	$976,521	$(161,966)	$815,584

The accompanying notes are an integral part of these consolidated financial statements

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007 and the
Periods from November 16, 2006 (Inception) through December 31, 2007 and 2006

		Period from	Period from
		November 16, 2006	November 16, 2006
	Year	(Inception)	(Inception)
	Ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,966)	$—	$(161,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities: Accounts payable due to related party	183,900	—	183,900
Prepaid Expenses	(20,269)	—	(20,269)

Net cash provided by operating activities	1,665	—	1,665

CASH FLOWS FROM FINANCING ACTIVITIES
Minority Interest	—	100	100
Issuance of Common Stock to Sponsor	—	200,450	200,450
Common stock issuable upon breaking escrow	777,100	—	777,100
Restricted cash	(778,765)	—	(778,765)

Net cash provided by financing activities	(1,665)	200,550	198,885

Net change in cash and cash equivalents	—	200,550	200,550
CASH AND CASH EQUIVALENTS — beginning of period	200,550	—	—

CASH AND CASH EQUIVALENTS — end of period	$200,550	$200,550	$200,550

The accompanying notes are an integral part of these consolidated financial statements

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and the
Periods from November 16, 2006 (Inception) through December 31, 2007 and 2006

1.	ORGANIZATION AND NATURE OF BUSINESS

Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. When the Trust has met the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Trust was incorporated to raise capital and acquire ownership interests in undeveloped real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. As of December 31, 2007, the Trust does not own any properties. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”). The Company’s day-to-day operations will be managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”) as further discussed in Note 4. The Advisor will also provide investment recommendations as well as marketing, sales and client services to the Company.

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

The Company’s activities to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned principal operations. Accordingly, the Company is considered to be a development stage enterprise as of December 31, 2007. The Company adopted December 31 as its fiscal year end.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates will be made and evaluated on an on-going basis, using information that is currently available as well as applicable assumptions believed to be reasonable under the circumstances. Actual results may vary from those estimates, perhaps in material adverse ways; in addition, such estimates could be different under other conditions and/or if we use alternative assumptions.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

Since the Company is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of the Sole General Partner are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2007, the Company did not have any cash equivalents.

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

Income-producing properties will generally be carried at historical cost less accumulated depreciation. The cost of income-producing properties will include the purchase price of the land and buildings and related improvements. Expenditures that increase the service life of such properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over their estimated useful lives, which are expected to principally range from approximately 15 to 39 years. When depreciable property is retired or disposed of, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

Property Held for Sale

Property held for sale will be accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This pronouncement, which

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Selling commissions and closing costs will be expensed when incurred.

Long-Lived Assets

Property held for investment will be accounted for in accordance with SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, management will allocate the purchase price of acquired income-producing properties to tangible and identifiable intangible assets based on their respective estimated fair value. The allocation to tangible assets (building and land) will be based on the determination of the value of the property as if it were vacant, based on discounted cash flow models similar to those used by independent appraisers. Appropriate allocations will also be made to the furniture, fixtures and equipment on the premises. Factors considered will include an estimate of carrying costs during the expected lease-up period, current market conditions and costs to execute similar leases.

The value allocable to any above or below-market component of acquired in-place leases will be estimated based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recognition of Revenue and Profit

The Company intends to report on sale of investment properties in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate. In order to qualify for immediate recognition of revenue on the transaction date, SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. SFAS No. 66 also requires that the seller not have any substantial continuing involvement with the property. If the Company has a commitment to the buyer related to such continuing involvement, the amount of such commitment will be accrued and the recognized gain on the sale will be reduced accordingly.

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

Stock-Based Compensation

Stock-based compensation will be accounted for in accordance with SFAS No. 123-R, Share-Based Payment, which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the consolidated financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, and intends to be taxed as such beginning with the taxable year ending December 31, 2008. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of December 31, 2007, the Company did not have any unrecognized tax benefits.

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions.

At December 31, 2007, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000. For the years ended December 31, 2007 and 2006, bank balances in excess of the FDIC limit approximated $769,000 and 90,000, respectively.

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

Significant Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities that own trading and available-for-sale securities. The fair value option

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. Management does not expect the adoption of SFAS No. 159 to have a significant effect on the Company’s consolidated financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is evaluating what effect such statement will have on its future financial statements.

Also, on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS No. 141(R) discussed above, earlier adoption is prohibited. Management is evaluating what effect such statement will have on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY

Common Stock

The Company commenced a best-efforts initial public offering of 2,000,000 shares of its common stock at an offering price of $9.50 per share. If 2,000,000 shares are sold, the offering price will increase to $10 per share until an additional 18,100,000 shares of common stock are sold.

On November 27, 2006, The Shopoff Group L.P. (the “Sponsor”) purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450. As stated in Note 1, these shares do not count towards the minimum offering of 1,700,000 shares aggregating at least $16,150,000.

As of December 31, 2007, the Company had sold 81,800 shares of its common stock for $777,100 to unrelated investors. Such amount will be maintained in an interest-bearing escrow account with Wells Fargo Bank N.A., on behalf of the Company until subscriptions of 1,700,000 shares aggregating to at least $16,150,000 have been received and accepted by the Company. Restricted cash of $777,100, with a corresponding credit to common stock issuable upon breaking escrow, was reflected in the accompanying consolidated balance sheets as of December 31, 2007.

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

The Chairpersons of each standing committee of the Company’s board of directors will receive additional annual stock option grants of 500 common shares.

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

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thereafter, the VPA will receive an annual incentive stock option grant of 33,000 common shares, which shall expire ten years after the date of grant if not exercised.

4.	OTHER RELATED PARTY TRANSACTIONS

The Advisor has paid for other operating expenses, which are not considered offering costs, on the Company’s behalf. For the year ended December 31, 2007, such operating expenses approximated $184,000, which were reflected in the accompanying consolidated financial statements.

In addition, the Advisor and its affiliates have incurred certain expenses and offering costs on the Company’s behalf. As of December 31, 2007, such costs and expenses approximated $3,264,000. Other entities are responsible for such expenses and costs unless the minimum offering amount is raised. Because the Company has not raised the minimum offering amount, these transactions have not been reflected in the accompanying consolidated financial statements.

On November 27, 2006, the Advisor contributed $100 for a 1% limited partnership interest in the Operating Partnership. Such investment is reflected as a minority interest in the accompanying consolidated financial statements.

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

The relationship between the Company and the Advisor is governed by an advisory agreement (the “Agreement”). Under the terms of the Agreement, the Advisor will be responsible for overseeing the day-to-day operations of the Company and will have the authority to carry out all the objectives and purposes of the Company. The Advisor will have a fiduciary responsibility to the Company and its stockholders in carrying out its duties under the Agreement. In providing advice and services, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940, or in any state securities law or (ii) cause the Company to make such investments as would cause the Company to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940. The Company’s Board of Directors has the right to revoke the Advisor’s authority at any time upon sixty days prior written notice without cause.

In accordance with the Agreement, the Company will pay the Advisor the following fees:

•	Acquisition and Advisory Fees: 3% of (i) with respect to any real estate asset acquired by the Company directly or indirectly other than a real estate related investment, the contract purchase price of the underlying property, and (ii) with respect to any real estate related investment acquired by the Company directly or indirectly, the contract purchase price of the underlying property.

•	Debt Financing Fee: 1% of the amount available under any loan or line of credit made available to the Company.

•	Asset Management Fee: a monthly payment equal to one-twelfth of 2% of (i) the aggregate asset value for operating assets and (ii) the total contract price plus capitalized entitlement and project related costs for real

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	Disposition Fees: equal to (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract purchase price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price. A disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.

•	Additional Fees: The Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange and termination of the Agreement.

5.	SUBSEQUENT EVENTS

Subsequent to December 31, 2007 and through March 21, 2008, organization and offering costs totaling approximately $568,000 were incurred by the Advisor and its affiliates on behalf of the Company.

Subsequent to December 31, 2007 and through March 21, 2008, the Company’s escrow agent had received approximately $1,056,400 of gross offering proceeds to purchase 111,200 shares of its common stock. Combined gross offering proceeds raised prior to and after December 31, 2007 did not exceed the minimum number of shares required to break escrow.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated. The undersigned indicated as Directors constitutes the entire Board of Directors.

Signature	Title	Date

/s/ WILLIAM A. SHOPOFF William A. Shopoff	President, Chief Executive Officer and Chairman of the Board of Directors	March 31, 2008

/s/ KEVIN M. BRIDGES Kevin M. Bridges	Director, Principal Financial Officer	March 31, 2008

/s/ EDWARD FITZPATRICK Edward Fitzpatrick	Executive Vice President and Director	March 31, 2008

/s/ JEFFREY W. SHOPOFF Jeffrey W. Shopoff	Director	March 31, 2008

/s/ GLENN PATTERSON Glenn Patterson	Director	March 31, 2008

/s/ PATRICK MEYER Patrick Meyer	Director	March 31, 2008

/s/ DIANE KENNEDY Diane Kennedy	Director	March 31, 2008

/s/ STUART MCMANUS Stuart McManus	Director	March 31, 2008

/s/ MELANIE BARNES Melanie Barnes	Director	March 31, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Shopoff Properties Trust, Inc. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-11 filed on August 27, 2007)
3.2	Bylaws of Shopoff Properties Trust, Inc. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-11 filed on August 16, 2007)
4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on September 7, 2007)
10.1	Agreement of Limited Partnership of Shopoff Partners, L.P. (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-11 filed on June 6, 2007)
10.2	Advisory Agreement by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11 filed on August 27, 2007)
10.3	Shopoff Properties Trust, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-11 filed on November 30, 2006)
10.4	Subscription Escrow Agreement by and between Shopoff Properties Trust, Inc., and Wells Fargo Bank, N.A., (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11 filed on November 30, 2006)
21.1	List of subsidiaries of Shopoff Properties Trust, Inc.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer