Form 10-Q
period 2008-03-31
Shopoff Properties Trust, Inc.
filed 2008-05-15
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the transition period from                      to
Commission File Number: 333-139042
SHOPOFF PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5882165
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification No.)

8951 Research Drive
Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
     As of May 15, 2008, there were 21,100 shares of Shopoff Properties Trust, Inc. outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial statements	1

Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 and the Period from November 16, 2006 (Inception) to March 31, 2008 (Unaudited)	3

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and the Period from November 16, 2006 (Inception) to March 31, 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Shopoff Properties Trust, Inc., referred to in this Item 1 as the “Company,” has not commenced its planned principal operations as of March 31, 2008, and as such is considered a development stage enterprise. In addition, the Company’s Registration Statement was declared effective on August 29, 2007. The March 31, 2008 Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end was prepared by management without audit and commences on the following page, together with the related Notes. In the opinion of management, the March 31, 2008 Condensed Consolidated Financial Statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the Balance Sheet of the Company for the year ended December 31, 2007, included in the Company’s From 10-K previously filed with the SEC on March 31, 2008.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008
	(Unaudited)	December 31, 2007

ASSETS
Cash	$200,550	$200,550
Restricted cash	2,211,676	778,765
Prepaid Expenses	12,342	20,269

Total Assets	$2,424,568	$999,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable Due To Related Parties	$275,049	$183,900

Total Liabilities	275,049	183,900

Minority interest	100	100

Stockholders’ Equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,100 shares issued and outstanding	211	211
Common stock issuable upon breaking escrow, 231,767 shares, $0.01 par value	2,318	818
Additional paid-in capital	2,399,708	976,521
Deficit accumulated during the development stage	(252,818)	(161,966)

Total Stockholders’ Equity	2,149,419	815,584

Total Liabilities and Stockholders’ Equity	$2,424,568	$999,584

     The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007 and the
Period from November 16, 2006 (Inception) to March 31, 2008
(Unaudited)

			Period from
	Three Months	Three Months	November 16, 2006
	Ended	Ended	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Revenue:	$—	$—	$—
Expenses:
Insurance	69,009	—	202,612
Printing	—	—	4,874
Professional Fee	30,068	—	55,222

	99,077	—	262,708
Other Income:
Interest Income	8,225	—	9,890

Net loss	$(90,852)	$—	$(252,818)

Net Loss per common share, basic and diluted	$(4.31)	$—	$(11.98)

Weighted-average number of common shares, issued and outstanding	21,100	21,100	21,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 and the
Period from November 16, 2006 (Inception) to March 31, 2008
(Unaudited)

			Period from
	Three Months	Three Months	November 16, 2006
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Net Cash Flows from Operating Activities
Net Loss	$(90,852)	$—	$(252,818)

Adjustments to reconcile net loss to net cash provided by operating activities:	—	—	—
Changes in assets and liabilities:	—	—	—
Accounts payable and accrued liabilities	91,149	—	275,049
Prepaid Expenses	7,928	—	(12,341)

Net cash provided by operating activities	8,225	—	9,890

Cash Flows from Financing Activities
Minority Interest	—	—	100
Issuance of Common Stock to Sponsor	—	—	200,450
Common stock issuable upon breaking escrow	1,424,687	—	2,201,787
Restricted Cash	(1,432,912)	—	(2,211,677)

Net cash provided by financing activities	(8,225)	—	190,660

Net change in cash and cash equivalents	—	—	200,550
Cash and cash equivalents, beginning of period	200,550	200,550	—

Cash and cash equivalents, end of period	$200,550	$200,550	$200,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
     Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. When the Trust has met the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Trust was incorporated to raise capital and acquire ownership interests in undeveloped real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. As of March 31, 2008, the Trust does not own any properties. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”). The Company’s day-to-day operations will be managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”) as further discussed in Note 4. The Advisor will also provide investment recommendations as well as marketing, sales and client services to the Company.
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
     The Company’s activities to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned principal operations. Accordingly, the Company is considered to be a development stage enterprise as of March 31, 2008. The Company adopted December 31 as its fiscal year end.
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
     The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of March 31, 2008, the results of operations for the three month periods ended March 31, 2008 and 2007 and for the period from November 16, 2006 (Inception) through March 31, 2008, and cash flows for the three months ended March 31, 2008 and 2007 and the period from November 16, 2006 (Inception) through March 31, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these interim consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto.
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
     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and December 31, 2007, the Company did not have any cash equivalents.
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
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of March 31, 2008, the Company did not have any unrecognized tax benefits.
     Concentrations of Credit Risk
     The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions.
     At March 31, 2008, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000. Bank balances in excess of the FDIC limit as of March 31, 2008 and December 31, 2007 approximated $2,202,000 and $769,000, respectively.
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
     Significant Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No, 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must he consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

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
     Also on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS No. 141(R) discussed above, earlier adoption is prohibited. Management is evaluating what effect such statement will have on its future financial statements.
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
     As of March 31, 2008, the Company had sold 231,767 shares of its common stock for $2,201,787. Such amount will be maintained in an escrow account on behalf of the Company until such time subscriptions of 1,700,000 shares aggregating to at least $16,150,000 have been received and accepted by the Company. A debit of $2,201,787 to restricted cash with a corresponding credit to common stock issuable upon breaking escrow were reflected in the accompanying condensed consolidated balance sheet as of March 31, 2008.
4. OTHER RELATED PARTY TRANSACTIONS
     The Advisor and its affiliates have incurred certain expenses and offering costs on the Company’s behalf. As of March 31, 2008, such costs and expenses amounted to $3,792,000. Because other entities are responsible for such expenses and costs until the minimum offering amount is raised, these transactions have not been reflected in the accompanying condensed consolidated balance sheets.
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
5. SUBSEQUENT EVENTS
     Subsequent to March 31, 2008, additional organization and offering costs totaling approximately $430,000 were incurred by the Advisor and its affiliates on behalf of the Company.
     Subsequent to March 31, 2008, the Company’s escrow agent had received approximately $964,781 of gross offering proceeds to purchase 101,556 shares of its common stock. Combined gross offering proceeds raised prior to and after March 31, 2008 did not exceed the minimum number of shares required to break escrow.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are considered a development stage enterprise as of March 31, 2008. Therefore, we do not have meaningful active operations to discuss for the quarter ended March 31, 2008. You should read the following discussion and analysis together with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” below for a description of these risks and uncertainties.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements included in this quarterly report on Form 10-Q are forward-looking statements within the meaning of the federal securities laws which are intended to be covered by the safe harbors created by those laws. Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of REITs; availability of capital; interest rates; our ability to service our debt; competition; supply and demand for undeveloped land and other real estate in our proposed market areas; the prospect of a continuing relationship with Shopoff Advisors; changes in accounting principles generally accepted in the United States of America; and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-

looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, such information should not be regarded as a representation by us or any other person that any of our objectives and plans, which we consider to be reasonable, will be achieved.
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
     As of March 31, 2008, we have not yet commenced active operations. Subscription proceeds may be released to us after the minimum offering is achieved and will be applied to investment in properties and the payment or reimbursement of certain selling and organizational fees and expenses. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and entitlement of properties.
     As of March 31, 2008, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until required for the acquisition and entitlement of properties, we will keep the net proceeds of this offering in short-term, liquid investments.
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
Results of Operations
Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
     As of March 31, 2008, we have not commenced business operations as we are in our organizational and development stage. We do not intend to begin our operations until we have sold at least the minimum offering amount of 1,700,000 shares of our common stock. As of March 31, 2008, we have sold 231,767 shares of common stock.
     The Company incurred insurance expenses of $69,009 in 2008 compared to $0 in 2007.
     The Company incurred professional fees of $30,068 in 2008 compared to $0 in 2007.
     No other expenses were incurred in 2008 and in 2007.
     The Company earned interest income of $8,225 from subscription proceeds in our escrow account in 2008 compared to $0 in 2007. Until we have sold at least the minimum offering amount of 1,700,000 shares of our common stock this interest income is for the benefit of our subscribers.
     As we have not acquired any properties, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than regional economic conditions affecting real estate generally, which may be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.
Liquidity and Capital Resources
     We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share.
     For the quarter ending March 31, 2008, the Company sold 149,967 shares of its common stock for $1,424,687. As of March 31, 2008 the Company sold 231,767 shares of its common stock for $2,201,787 not including shares issued to sponsor. There were no shares sold as of March 31, 2007 as our Registration Statement on Form S-11 (File No. 333-139042) had not yet been declared effective by the SEC. Such proceeds will be maintained in an escrow account on behalf of the Company until such time subscriptions of 1,700,000 shares aggregating to at least $16,150,000 have been received and accepted by the Company.
     On November 27, 2006, The Shopoff Group L.P. (the “Sponsor”) purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.
     The Company received $8,225 from operating activities for the quarter ended March 31, 2008 compared to $0 for the quarter ended March 31, 2007.
     The Company incurred $8,225 from financing activities for the quarter ended March 31, 2008 compared to $0 for the quarter ended March 31, 2007.
     There was no net change in cash and cash equivalents for the quarters ending March 31, 2008 and 2007.
     Our principal demands for cash will be for property acquisitions and the payment of our operating and administrative expenses, future debt service obligations and distributions to our stockholders. Generally, we will fund our property acquisitions from the net proceeds of our public offering. We intend to acquire properties with cash and mortgage or other debt, but we may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for properties in cash. Due to the delays between the sale of our shares, our acquisition of properties, and the subsequent disposition of properties, there will be a delay, potentially a number of years, in the benefits to our stockholders, if any, of returns generated from our investments.
     We anticipate that we will have adequate cash from this offering in order to fund our operating and administrative expenses, any future debt service obligations and any future payment of distributions to our stockholders. However, our ability to finance our operations is subject to several uncertainties. Our ability to ultimately sell our real estate investments is partially dependent upon the condition of real estate markets at the time we are prepared to sell and the ability of purchasers to obtain financing at reasonable commercial rates.

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
Distributions
     We have not paid any distributions as of March 31, 2008. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.
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
     Principles of Consolidation
     Since the Company is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s Condensed Consolidated Financial Statements. The accounts of the Sole General Partner are also consolidated in the Company’s Condensed Consolidated Financial Statements since it is wholly owned by the Company. All significant inter-company accounts and transactions are eliminated in consolidation.

     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and December 31, 2007, we did not have any cash equivalents.
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
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of March 31, 2008 and December 31, 2007, the Company did not have any unrecognized tax benefits.
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
     Significant Recent Accounting Pronouncements
      In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.
      On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.
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
     FAS No. 141(R) also includes a substantial number of new disclosure requirements and. applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning October 1, 2009 (fiscal year ending September 30, 2010). We are evaluating what effect such statement will have on its future financial statements.
     Also. on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is October 1, 2009. Like SFAS No. 141(R) discussed above, earlier adoption is prohibited. We are evaluating what effect such statement will have on its future financial statements.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by us to have a material impact on the Company’s present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
     We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. Because we have not commenced operations, we currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of March 31, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.
     In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.
Item 4T. Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     The Company’s 2007 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item A. Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that 2007 Form 10-K. Other than as set forth below, there are no material changes to our risk factors as presented in the Company’s 2007 Form 10-K.
The real estate markets in California, Nevada, Arizona, Hawaii, and Texas are experiencing a significant downturn that may continue for an indefinite period and may adversely affect our business and your investment.
      There has been a significant downturn in the real estate markets in the portions of California, Nevada, Arizona, Hawaii, and Texas where we intend to acquire the majority of our real estate assets and real estate-related investments. This downturn, which may continue for an indefinite period of time, reflects conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate levels, and the other economic and liability risks associated with real estate. While the declining real estate prices and excess inventories resulting from this downturn may represent greater opportunities for us to acquire real estate assets at a reduced cost compared to historical values, it may also mean that we may have to hold on to our real estate assets and real estate-related investments for a longer period of time or sell or otherwise dispose of our real estate assets and real estate-related investments at a loss, in order to attain our investment objectives, both long and short term, which may adversely affect our net income, capital and business, generally, as well as your investment.
The tightening of the credit markets in California, Nevada, Arizona, Hawaii, and Texas, which may continue for an indefinite period of time, may make it increasingly difficult for us to secure financing at reasonable rates or at all, which may, limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, and adversely affect your investment.
      Due to the recent collapse of the residential sub-prime mortgage market, the subsequent increased scrutiny of the lending industry by government regulators, and the resulting abundance of caution by lenders in evaluating and underwriting new transactions, there has been a significant tightening of the credit markets in California, Nevada, Arizona, Hawaii, and Texas, where we intend to acquire the majority of our real estate assets and real estate-related investments. The tightening in these credit markets, which may continue for an indefinite period of time, may make it increasingly difficult for us to secure mortgage debt at reasonable rates or at all, limiting the mortgage debt on real estate properties we wish to acquire, and even reducing the number of properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance, our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we run the risk of being unable to refinance the entire outstanding loan balance or being subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce any income from those properties and reduce cash available for distribution, which may adversely affect your investment.
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On April 25, 2008, the sole shareholder of the Company, pursuant to a unanimous written consent in lieu of a special meeting, approved the form, terms and provisions of the Company’s Articles of Amendment and Restatement.
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPOFF PROPERTIES TRUST, INC. (Registrant)
Date May 15, 2008	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer (Principal Executive Officer)

Date May 15, 2008	By:	/s/ Kevin M. Bridges
Kevin M. Bridges
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.