Form 10-Q
period 2008-06-30
Shopoff Properties Trust, Inc.
filed 2008-08-11
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 11, 2008, there were 21,100 shares of Shopoff Properties Trust, Inc. outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements	1
Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	2
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007, and the Period from November 16, 2006 (Inception) to June 30, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and the Period from November 16, 2006 (Inception) to June 30, 2008 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T. Controls and Procedures	22
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25
EXHIBIT 3.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Shopoff Properties Trust, Inc., referred to in this Item 1 as the “Company,” has not commenced its planned principal operations as of June 30, 2008, and as such is considered a development stage enterprise. In addition, the Company’s Registration Statement was declared effective on August 29, 2007. The June 30, 2008 Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end was prepared by management without audit and commences on the following page, together with the related Notes. In the opinion of management, the June 30, 2008 Condensed Consolidated Financial Statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2007, included in the Company’s Form 10-K previously filed with the SEC on March 31, 2008.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
Cash	$200,550	$200,550
Restricted cash	4,081,445	778,765
Prepaid expenses	23,789	20,269

Total Assets	$4,305,784	$999,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable due to related parties	$390,172	$183,900

Total Liabilities	390,172	183,900

Minority interest	100	100

Stockholders’ Equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,100 shares issued and outstanding	211	211
Common stock issuable upon breaking escrow $0.01 par value, 427,016 and 81,800 shares at June 30, 2008 and December 31, 2007, respectively	4,270	818
Additional paid-in capital	4,252,624	976,521
Deficit accumulated during the development stage	(341,593)	(161,966)

Total Stockholders’ Equity	3,915,512	815,584

Total Liabilities and Stockholders’ Equity	$4,305,784	$999,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007 and the
Period from November 16, 2006 (Inception) to June 30, 2008
(Unaudited)

					Period from
					November 16,
	Three Months	Three Months	Six Months	Six Months	2006
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Revenue:	$—	$—	$—	$—	$—
Expenses:
Insurance	42,610	—	111,619	—	245,222
Printing	19,165	—	19,165	—	24,039
Professional Fee	33,738	—	63,806	—	88,960

	95,513	—	194,590	—	358,221
Other Income:
Interest Income	14,900	—	23,125	—	24,790

Other Expenses:
Interest Expense	7,362	—	7,362	—	7,362
Partnership Taxes	800	—	800	—	800

	8,162	—	8,162	—	8,162

Net loss	$(88,775)	$—	$(179,627)	$—	$(341,593)

Net loss per common share, basic and diluted	$(4.21)	$—	$(8.51)	$—	$(16.19)

Weighted-average number of common shares, issued and outstanding	21,100	21,100	21,100	21,100	21,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007 and the
Period from November 16, 2006 (Inception) to June 30, 2008
(Unaudited)

			Period from
	Six Months	Six Months	November 16, 2006
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net Loss	$(179,627)	$—	$(341,593)
Adjustments to reconcile net loss to net cash provided by operating activities:	—	—	—
Changes in assets and liabilities:	—	—	—
Accounts payable and accrued liabilities	206,272	—	390,172
Prepaid expenses	(3,520)	—	(23,789)

Net cash provided by operating activities	23,125	—	24,790

Cash Flows from Financing Activities
Minority interest	—	—	100
Issuance of common stock to sponsor	—	—	200,450
Common stock issuable upon breaking escrow	3,279,555	—	4,056,655
Restricted Cash	(3,302,680)	—	(4,081,445)

Net cash (used in) provided by financing activities	(23,125)	—	175,760

Net change in cash and cash equivalents	—	—	200,550
Cash and cash equivalents, beginning of period	200,550	200,550	—

Cash and cash equivalents, end of period	$200,550	$200,550	$200,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
     Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. When the Trust has met the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Trust was incorporated to raise capital and acquire ownership interests in undeveloped real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. As of June 30, 2008, the Trust does not own any properties. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”). The Company’s day-to-day operations will be managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”) as further discussed in Note 4. The Advisor will also provide investment recommendations as well as marketing, sales and client services to the Company.
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
     The Company’s activities to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned principal operations. Accordingly, the Company is considered to be a development stage enterprise as of June 30, 2008. The Company adopted December 31 as its fiscal year end.
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
     If the Company has not sold the minimum offering of 1,700,000 shares before August 29, 2008, the Company will terminate the offering and stop selling shares. In such event, funds in the interest bearing account with an escrow agent, including interest thereon, will be returned to subscribers within 10 business days. If the Company has sold the minimum offering of 1,700,000 shares before August 29, 2008, the interest earned on the escrow account will be retained by the Company.
     The Company is in the process of exploring its options as a contingency if it determines that it will not be able to sell the minimum offering of 1,700,000 shares before August 29, 2008. These options include extending the offering period, lowering the minimum offering, or a combination of extending the offering period and lowering the minimum offering. These options would require approval from the SEC, a non-objection letter from the Financial Industry Regulatory Authority (FINRA), approval from the board of directors of the Company and a reconfirmation from our subscribers.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.
     The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007 and for the period from November 16, 2006 (Inception) through June 30, 2008, and cash flows for the six months ended June 30, 2008 and 2007 and the period from November 16, 2006 (Inception)

through June 30, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these interim condensed consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto.
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
     The Company follows FIN No. 46(R). A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If the entity is deemed to be a VIE, pursuant to FIN No. 46(R), an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE.
     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and December 31, 2007, the Company did not have any cash equivalents.
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

     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of June 30, 2008, the Company did not have any unrecognized tax benefits.
     Concentrations of Credit Risk
     The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions.
     At June 30, 2008, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000. Bank balances in excess of the FDIC limit as of June 30, 2008 and December 31, 2007 approximated $4,072,000 and $769,000, respectively.
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
     Recently Issued Accounting Pronouncements
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
     In the opinion of management, neither the Financial Accounting Standards Board (“FASB”), its Emerging Issues Task Force, the AICPA, or the SEC have issued any accounting pronouncements since the Company filed its December 31, 2007 Form 10-K that are expected to have a material impact on the Company’s future consolidated financial statements.
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
     As of June 30, 2008, the Company had sold 427,016 shares of its common stock for $4,056,655 not including shares issued to Sponsor. Such amount will be maintained in an escrow account on behalf of the Company until such time subscriptions of 1,700,000 shares aggregating to at least $16,150,000 have been received and accepted by the Company. A debit of $4,056,655 to restricted cash with a corresponding credit to common stock issuable upon breaking escrow were reflected in the accompanying condensed consolidated balance sheet as of June 30, 2008.
4. OTHER RELATED PARTY TRANSACTIONS
     The Advisor and its affiliates have incurred certain expenses and offering costs on the Company’s behalf. As of June 30, 2008, such costs and expenses approximated $4,593,000. Because other entities are responsible for such expenses and costs until the minimum offering amount is raised, these transactions have not been reflected in the accompanying condensed consolidated balance sheets.
     On November 27, 2006, the Advisor contributed $100 for a 1% limited partnership interest in the Operating Partnership. Such investment is reflected as a minority interest in the accompanying condensed consolidated financial statements.
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
     The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer in the initial public offering described above. Shopoff Securities, Inc. (which was founded in September 2006) will not receive any selling commissions in connection with the offering, but will receive a fixed monthly marketing fee of $100,000 from its Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The receipt of the $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is contingent upon the Company selling the minimum offering of 1,700,000 shares before August 29, 2008.
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
5. SUBSEQUENT EVENTS
     Subsequent to June 30, 2008, additional organization and offering costs totaling approximately $377,000 were incurred by the Advisor and its affiliates on behalf of the Company.
     Subsequent to June 30, 2008, the Company’s escrow agent had received approximately $1,018,489 of gross offering proceeds to purchase 107,209 shares of its common stock. Combined gross offering proceeds raised prior to and after June 30, 2008 did not exceed the minimum number of shares required to break escrow.
     On August 5, 2008 the board of directors of the Company approved and authorized Shopoff Advisors, LLC to acquire on behalf of the Company, 356 Residential lots and 2 Commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse), and 163 Residential lots from TSG Little Valley, L.P. for an aggregate purchase price of $8,750,000. The board of directors approval and authorization is contingent upon the Company selling the minimum offering of 1,700,000 shares aggregating at least $16,150,000. These properties are located in the City of Lake Elsinore, California. Due to the existence of an “Asset Management Agreement on Ramsgate” entered into on February 15, 2001, by and between White Rock Acquisition Co. L.P. (owner) and Eastbridge Partners, L.P. (asset manager), a related party relationship exists with the acquisition of the White Rock Acquisition Co., L.P.’s assets. The Shopoff Group, L.P., the Sponsor of the Company, is the successor entity to Eastbridge Partners, L.P. Through this “Asset Management Agreement on Ramsgate,” The Shopoff Group has an approximate 35% share of these assets. A related party relationship also exists in the TSG Little Valley, L.P. acquisition as the general partner of TSG Little Valley, L.P. (TSG GP, LLC), is an affiliated entity of The Shopoff Group, L.P., the Sponsor of the Company and the Class B limited partner of TSG Little Valley, L.P. is William and Cindy Shopoff. As general partner of TSG Little Valley, L.P. TSG GP, LLC has a 1% share of these assets and as the Class B limited partner of TSG Little Valley, L.P., William and Cindy Shopoff have an initial 49% profits interest in TSG Little Valley, L.P. that could increase to 74% based on the overall performance of TSG Little Valley, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are considered a development stage enterprise as of June 30, 2008. Therefore, we do not have meaningful active operations to discuss for the quarter ended June 30, 2008. You should read the following discussion and analysis together with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” below for a description of these risks and uncertainties.
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

Company Overview and Plan of Operations
     We are a Maryland corporation, formed on November 16, 2006. We were organized to acquire undeveloped real estate assets for which we will obtain entitlements and hold such assets as long-term investments for eventual sale, assets that present value-added opportunities.
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
     As of June 30, 2008, we have not yet commenced active operations. Subscription proceeds may be released to us after the minimum offering is achieved and will be applied to investment in properties and the payment or reimbursement of certain selling and organizational fees and expenses. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and entitlement of properties.
     As of June 30, 2008, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until required for the acquisition and entitlement of properties, we will keep the net proceeds of this offering in short-term, liquid investments.
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
Results of Operations
     As of June 30, 2008, we have not commenced business operations as we are in our organizational and development stage. We do not intend to begin our operations until we have sold at least the minimum offering amount of 1,700,000 shares of our common stock. As of June 30, 2008, we have sold 427,016 shares of common stock.
Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007
     The Company incurred insurance expenses of $42,610 in 2008 compared to $0 in 2007.
     The Company incurred printing expenses of $19,165 in 2008 compared to $0 in 2007.
     The Company incurred professional fees of $33,738 in 2008 compared to $0 in 2007.
     The Company incurred interest expense of $7,362 in 2008 compared to $0 in 2007.
     The Company incurred partnership taxes of $800 in 2008 compared to $0 in 2007.
     No other expenses were incurred in 2008 and in 2007.
     The Company earned interest income of $14,900 from subscription proceeds in our escrow account in 2008 compared to $0 in 2007. Until we have sold at least the minimum offering amount of 1,700,000 shares of our common stock this interest income is for the benefit of our subscribers.
     The Company’s registration statement had not been declared effective with the Securities and Exchange Commission through June 30, 2007 therefore there were no operations during this period.
Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007
     The Company incurred insurance expenses of $111,619 in 2008 compared to $0 in 2007.
     The Company incurred printing expenses of $19,165 in 2008 compared to $0 in 2007.
     The Company incurred professional fees of $63,806 in 2008 compared to $0 in 2007.
     The Company incurred interest expense of $7,362 in 2008 compared to $0 in 2007.
     The Company incurred partnership taxes of $800 in 2008 compared to $0 in 2007.
     No other expenses were incurred in 2008 and in 2007.
     The Company earned interest income of $23,125 from subscription proceeds in our escrow account in 2008 compared to $0 in 2007. Until we have sold at least the minimum offering amount of 1,700,000 shares of our common stock this interest income is for the benefit of our subscribers.
     The Company’s registration statement had not been declared effective with the Securities and Exchange Commission through June 30, 2007 therefore there were no operations during this period.

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
     For the quarter ending June 30, 2008, the Company sold 195,249 shares of its common stock for $1,854,868. For the six months ending June 30, 2008, the Company sold 345,216 shares of its common stock for $3,279,555. As of June 30, 2008 the Company sold 427,016 shares of its common stock for $4,056,655 not including shares issued to The Shopoff Group, L.P. (the “Sponsor”). There were no shares sold as of June 30, 2007 as our Registration Statement on Form S-11 (File No. 333-139042) had not yet been declared effective by the SEC. Such proceeds will be maintained in an escrow account on behalf of the Company until such time subscriptions of 1,700,000 shares aggregating to at least $16,150,000 have been received and accepted by the Company.
     On November 27, 2006, the Sponsor purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.
     The Company has generated $23,125 from operating activities for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007. This $23,125 was comprised of an operating loss of $179,627, an increase in accounts payable and accrued liabilities of 206,272 and an increase in prepaid expenses of 3,520.
     The Company used $23,125 in financing activities for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007. The Company raised $3,279,555 in subscription proceeds which were deposited into an interest bearing escrow account. The $3,279,555 in subscription proceeds and the interest earned thereon is restricted cash held for the benefit of the subscribers until at least the minimum offering of 1,700,000 shares aggregating at least $16,150,000 have been received and accepted by the Company.
     There was no net change in cash and cash equivalents for the six months ending June 30, 2008 and 2007.
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
Distributions
     We have not paid any distributions as of June 30, 2008. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.
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
     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and December 31, 2007, we did not have any cash equivalents.
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
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of June 30, 2008 and December 31, 2007, the Company did not have any unrecognized tax benefits.

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
     We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. Because we have not commenced operations, we currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of June 30, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.
     In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4T. Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 29, 2007, our Registration Statement on Form S-11 (File No. 333-139042), covering a public offering, which we refer to as the “Offering,” of up to 2,000,000 common shares for $9.50 per share and up to 18,100,000 common shares at $10 per share, was declared effective under the Securities Act of 1933. Proceeds raised from the Offering will be placed in escrow until we receive and accept subscriptions for 1,700,000 in shares, as more fully described in the Registration Statement. As of date of this Quarterly Report on Form 10-Q, we had not reached this minimum offering and thus all proceeds raised to date have been placed in an interest bearing account with an escrow agent.

     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On August 8, 2008, the sole shareholder of the Company, pursuant to a unanimous written consent in lieu of a special meeting, approved the form, terms and provisions of the Company’s Articles of Amendment and Restatement.
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 3.1:	Articles of Amendment and Restatement.

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPOFF PROPERTIES TRUST, INC. (Registrant)

Date August 11, 2008	By:	/s/ William A. Shopoff

William A. Shopoff
Chief Executive Officer
(Principal Executive Officer)

Date August 11, 2008	By:	/s/ Kevin M. Bridges

Kevin M. Bridges
Chief Financial Officer,
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1:	Articles of Amendment and Restatement.

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.