Form 10-Q
period 2008-09-30
Shopoff Properties Trust, Inc.
filed 2008-11-14
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2008, there were 1,832,600 shares of Shopoff Properties Trust, Inc. outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements	1
Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2
Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2008 and 2007, and the Period from November 16, 2006 (Inception) to September 30, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2008 and 2007 and the Period from November 16, 2006 (Inception) to September 30, 2008 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T. Controls and Procedures	27
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
SIGNATURES	30
Exhibit 3.1
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Shopoff Properties Trust, Inc., referred to in this Item 1 as the “Company,” has not commenced its planned principal operations as of September 30, 2008, and as such is considered a development stage enterprise. The Company’s Registration Statement on Form S-11 (the "Registration Statement") was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The September 30, 2008 Condensed Consolidated Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end was prepared by management without audit and commences on the following page, together with the related Notes. In the opinion of management, the September 30, 2008 Condensed Consolidated Financial Statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2007, included in the Company’s Form 10-K previously filed with the SEC on March 31, 2008.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash	$13,657,183	$200,550
Restricted cash	—	778,765
Note Receivable, net	537,000	—
Prepaid expenses and other	56,748	20,269

Total Assets	$14,250,931	$999,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Due to related parties	$34,059	$183,900
Accounts payable	45,026	—

Total Liabilities	79,085	183,900

Minority interest	100	100

Stockholders’ Equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,808,200 and 21,100 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	18,082	211
Common stock issuable upon breaking escrow $0.01 par value, zero and 81,800 shares at September 30, 2008 and December 31, 2007, respectively	—	818
Additional paid-in capital, net of offering costs	15,081,461	976,521
Subscribed Stock, $0.01 par value, 8,085 shares subscribed	76,807	—
Deficit accumulated during the development stage	(1,004,604)	(161,966)

Total Stockholders’ Equity	14,171,746	815,584

Total Liabilities and Stockholders’ Equity	$14,250,931	$999,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2008 and 2007 and the
Period from November 16, 2006 (Inception) to September 30, 2008
(Unaudited)

					Period from
					November 16,
	Three Months	Three Months	Nine months	Nine months	2006
	Ended	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Revenue:
Interest Income	$50,127	$—	$73,252	$—	$74,917

	50,127	—	73,252	—	74,917

Expenses:
Due Diligence Costs Related to Properties Not Acquired	595,018	—	595,018	—	595,018
Insurance	41,168	92,790	152,787	92,790	286,391
Professional Fee	47,394	—	111,200	—	136,354
Printing and Filing Fees	13,599	—	32,764	—	37,638
Director Compensation	15,958	—	15,958	—	15,958

	713,137	92,790	907,727	92,790	1,071,359

Loss Before Other Income (Expenses)	(663,010)	(92,790)	(834,475)	(92,790)	(996,442)

Other Expenses:
Interest Expense	—	—	(7,362)	—	(7,362)
Partnership Taxes	—	—	(800)	—	(800)

	—	—	(8,162)	—	(8,162)

Net loss	$(663,010)	$(92,790)	$(842,637)	$(92,790)	$(1,004,604)

Net loss per common share, basic and diluted	$(1.05)	$(4.40)	$(3.67)	$(4.40)	$(4.38)

Weighted-average number of common shares, issued and outstanding	632,095	21,100	229,291	21,100	229,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2008 and 2007 and the
Period from November 16, 2006 (Inception) to September 30, 2008
(Unaudited)

			Period from
	Nine months	Nine months	November 16, 2006
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net Loss	$(842,637)	$(92,790)	$(1,004,604)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—	—
Changes in assets and liabilities:	—	—	—
Due to Related Parties	(149,841)	92,790	34,059
Accounts payable	45,026	—	45,026
Prepaid expenses and other	(36,480)	—	(56,748)

Net cash used in operating activities	(983,932)	—	(982,267)

Cash Flows from Investing Activities
Note Receivable, net	(537,000)	—	(537,000)

Net cash used in investing activities	(537,000)	—	(537,000)

Cash Flows from Financing Activities
Minority interest	—	—	100
Issuance of common stock to sponsor	—	—	200,450
Issuance of common stock to subscribers, net of offering costs	14,121,993	—	14,899,093
Stock Subscriptions	76,807	—	76,807
Common stock issuable upon breaking escrow	—	50,350	—
Restricted Cash	778,765	(50,350)	—

Net cash (used in) provided by financing activities	14,977,565	—	15,176,450

Net change in cash	13,456,633	—	13,657,183
Cash, beginning of period	200,550	200,550	—

Cash, end of period	$13,657,183	$200,550	$13,657,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
     Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. The Trust intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its tax year ending December 31, 2008. The Trust was incorporated to raise capital and acquire ownership interests in undeveloped real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire partially improved and improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”).
     The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008 the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. The interest earned on the fund in the escrow account was retained by the Company. As of September 30, 2008 the Company had accepted subscriptions for the sale of 1,787,100 shares of its common stock at a price of $9.50 per share not including shares issued to The Shopoff Group L.P. The Company has 212,900 shares of common stock at a price of $9.50 remaining for sale.
     The Company’s activities to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned principal operations. Accordingly, the Company is considered to be a development stage enterprise as of September 30, 2008. Management believes that the Company will be an established operating enterprise once it starts its planned principal operations of actively investing in undeveloped real estate assets. The Company adopted December 31 as its fiscal year end.
     As of September 30, 2008, the Company does not own any properties but has made one investment, a $600,000 secured loan to Mesquite Venture I, LLC (see Note 3). The Company’s day-to-day operations will be managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”), as further discussed in Note 5. The Advisor will also provide investment recommendations as well as marketing, sales and client services to the Company.
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
     The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2008 and 2007 and for the period from November 16, 2006 (Inception) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 and 2007 and the period from November 16, 2006 (Inception) through September 30, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these interim condensed consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto.
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

     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and December 31, 2007, the Company did not have any cash equivalents.
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
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of September 30, 2008, the Company did not have any unrecognized tax benefits.
     Concentrations of Credit Risk
     The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions.
     At September 30, 2008, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 ($100,000 prior to September 30, 2008). Bank balances in excess of the FDIC limit as of September 30, 2008 and December 31, 2007 approximated $1,025,000 and $769,000, respectively.
     At September 30, 2008, the Company maintained cash balances in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of September 30, 2008 and December 31, 2007 approximated $11,606,000 and $0, respectively.
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
     Note Receivable
     The note receivable is recorded at cost and reviewed for potential impairment at each balance sheet date. A note receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the note’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the note receivable to the present value of the expected cash flows or the fair value of the collateral. If a note was deemed to be impaired, the Company would record a reserve for note receivable losses through a charge to income for any shortfall. Loan origination fees shall be deferred and recognized over the life of the loan as an adjustment of yield.

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
     FAS No. 141(R) also includes a substantial number of new disclosure requirements and. applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning January 1, 2009. We are evaluating what effect such statement will have on its future financial statements.
     Also. on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is January 1, 2009. Like SFAS No. 141(R) discussed above, earlier adoption is prohibited. We are evaluating what effect such statement will have on its future financial statements.
     In the opinion of management, neither the Financial Accounting Standards Board (“FASB”), its Emerging Issues Task Force, the AICPA, or the SEC have issued any accounting pronouncements since the Company filed its December 31, 2007 Form 10-K that are expected to have a material impact on the Company’s future consolidated financial statements.

3. NOTE RECEIVABLE
     During the three months ended September 30, 2008, SPT RE Finance, LLC was formed principally to originate real estate loans and conduct real estate-related investments. SPT RE Finance, LLC is 100% owned by the Operating Partnership and therefore the accounts of SPT RE Finance, LLC are consolidated in the Company’s financial statements as of September 30, 2008.
     On September 30, 2008, the Company originated, through SPT RE Finance, LLC, one real estate loan for an amount of $600,000. All attorney and closing costs were paid by the borrower. The loan is a second position lien behind a $3,681,000 first position lien, the term of the loan is nine months and bears interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. This real estate loan was recorded as a note receivable with $63,000 of prepaid interest netted against the note balance in the accompanying condensed consolidated balance sheets. Interest income from the real estate loan receivable for the period ended September 30, 2008 was zero.
4. STOCKHOLDERS’ EQUITY
     Common Stock
     The Company commenced a best-efforts initial public offering of 2,000,000 shares of its common stock at an offering price of $9.50 per share. If 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold.
     On November 27, 2006, The Shopoff Group L.P., our sponsor, purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.
     As of September 30, 2008, the Company had sold and accepted 1,787,100 shares of its common stock for $16,977,450 not including shares issued to The Shopoff Group L.P. As of September 30, 2008, the Company had also sold stock subscriptions for 8,085 shares of its common stock for $76,807 which had not yet been accepted by the Company. The stock was recorded as subscribed stock in the accompanying condensed consolidated balance sheets.
     2007 Equity Incentive Plan
     On August 29, 2008, the Company adopted the 2007 Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance shares (sometimes referred to individually or collectively as “Awards”) to our non-employee directors, officers, employees, and consultants. Stock options may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code (ISOs), or nonqualified stock options (NQSOs).
     The Plan reserves 1,655,000 shares for issuance and to serve as the underlying equity instrument of all Awards granted under the Plan. The Company registered such shares with the Securities and Exchange Commission following the commencement of the offering by filing Form S-8 on August 5, 2008. When Awards made under the plan expire, or are forfeited or cancelled, the underlying shares will become available for future Awards under the Plan. Shares awarded and delivered under the Plan may be authorized but unissued, or reacquired shares.
     During the quarter ended September 30, 2008, the Company granted 30,000 and 143,750 of restricted stock units to certain Directors and Officers, respectively, all of which remain unvested at September 30, 2008. During the period of restriction, the restricted stock units shall be subject to the Company's right of return, which shall lapse beginning on the grant date in equal installments on each anniversary of the grant date over a period of 4 and 5 years for Directors and Officers, respectively. The fair value per share of the restricted stock units awarded to Directors and Officers during the quarter ended September 30, 2008 was $9.50, calculated based on the fair value of the Company’s common stock on the date of grant of each award. At September 30, 2008, the total unrecognized estimated compensation cost related to non-vested restricted stock units granted prior to that date was $1,650,625, which is expected to be recognized over the vesting period of 4.5 years.

5. OTHER RELATED PARTY TRANSACTIONS
     The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. However, at no time will the Company’s obligation for such costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement.
     As of September 30, 2008, such costs and expenses approximated $5,042,000. Of the approximately $5,042,000 incurred by the Advisor and its affiliates for certain expenses and offering costs as of September 30, 2008, the Company has reimbursed them $2,673,000. The $2,673,000 that was reimbursed by the Company was comprised of due diligence costs related to properties not acquired included in the accompanying condensed consolidated statements of operations in the amount of $595,000 and $2,078,000 of organizational and offering costs that was netted against additional paid-in capital in the accompanying condensed consolidated balance sheets.
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

     The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from its Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The receipt of the $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is contingent upon a determination by the Sponsor that the payment of the fixed monthly marketing fee will not result in total compensation to Shopoff Securities, Inc. exceeding 10% of the gross offering proceeds raised for the Company. As of September 30, 2008 the Sponsor has determined that based on actual expenses incurred for the sales of common stock to date and projected expenses for the continued sale of the Company’s common stock through August 29, 2009, the payment of the $100,000 monthly marketing fee could result in total compensation to Shopoff Securities, Inc exceeding 10% of the gross offering proceeds in violation of FINRA rules and as such no payment has been made by the Sponsor to Shopoff Securities, Inc.
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
     In accordance with the Agreement, the Company will pay the Advisor the following fees:
•	Acquisition and Advisory Fees: 3% of (i) with respect to any real estate asset acquired by the Company directly or indirectly other than a real estate related investment, the contract purchase price of the underlying property, and (ii) with respect to any real estate related investment acquired by the Company directly or indirectly, the contract purchase price of the underlying property.

•	Debt Financing Fee: 1% of the amount available under any loan or line of credit made available to the Company upon the receipt of the proceeds from such loan or line of credit.

•	Asset Management Fee: a monthly payment equal to one-twelfth of 2% of (i) the aggregate asset value for operating assets and (ii) the total contract price plus capitalized entitlement and project related costs for real estate assets held for less than or equal to one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iii) the appraised value as determined from time to time for real estate assets held for greater than one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iv) the appraised value of the underlying property, for any real estate-related investment held by the Company directly or indirectly, as of the last day of the preceding month, in the case of subsection (iv) not to exceed one-twelfth of 2% of the funds advanced by the Company for the purchase of the real estate-related investment.

•	Disposition Fees: equal to (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price. Any disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.

•	Additional Fees: The Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange or termination of the Agreement.

6. PROPOSED ACQUISITIONS
     On August 5, 2008, the board of directors of the Company approved and authorized Shopoff Advisors, LLC to acquire on behalf of the Company, 163 entitled, but unimproved, residential lots from TSG Little Valley, L.P. (“TSG Project”) subject to the concurrent acquisition of 356 entitled but unimproved, residential lots and 2 commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse Securities (USA) Limited) (“White Rock Project”). These properties are located in the City of Lake Elsinore, California. Due to the existence of an “Asset Management Agreement on Ramsgate” entered into on February 15, 2001, by and between White Rock Acquisition Co. L.P. (owner) and Eastbridge Partners, L.P. (asset manager) and an “Asset Management Agreement on Little Valley” entered into on June 1, 2004, by and between White Rock Acquisition Co. L.P. (owner) and Eastbridge Partners, L.P. (asset manager), a related party relationship exists with the acquisition of White Rock Acquisition Co., L.P.’s assets. The Shopoff Group, L.P., the sponsor of the Company, is the successor entity to Eastbridge Partners, L.P. Through this “Asset Management Agreement on Ramsgate,” and the “Asset Management Agreement on Little Valley”, The Shopoff Group has an approximate 35% share of these assets (see Note 7).

7. SUBSEQUENT EVENTS
     Subsequent to September 30, 2008, additional organization and offering costs totaling approximately $235,000 were incurred by the Advisor and its affiliates on behalf of the Company.
     Subsequent to September 30, 2008, the Company’s escrow agent had received approximately $334,400 of gross offering proceeds to purchase 35,200 shares of the Company’s common stock.
     On October 7, 2008, our advisor paid a non refundable deposit of $1,000,000 in connection with the proposed purchase of the TSG Project. The parties are still in negotiations with respect to the acquisition of the White Rock Project. Accordingly, there can be no assurance that the acquisition of the land from TSG Project will be consummated since its acquisition is contingent on the acquisition of the White Rock Project as discussed in Note 6. The closing date of TSG Project is currently scheduled for on or before December 1, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are considered a development stage enterprise as of September 30, 2008. Therefore, we do not have meaningful active operations to discuss for the quarter ended September 30, 2008. You should read the following discussion and analysis together with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” below for a description of these risks and uncertainties.
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

Company Overview and Plan of Operations
     We are a Maryland corporation, formed on November 16, 2006. Our primary business is to acquire undeveloped real estate assets that present value-added opportunities, to obtain entitlements on such assets, and to hold such assets as long-term investments for eventual sale.
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
     The Company is continuing its best-efforts initial public offering of 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. Shares purchased by the Sponsor, its officers or employees or its affiliates, or shares issued to the Company’s officers or directors were not counted in calculating the minimum offering.
     As of September 30, 2008, we have not yet commenced active operations. Subscription proceeds of approximately $17 million were released to us after the minimum offering was achieved and will be applied to investment in properties, real estate-related investments and the payment or reimbursement of certain selling and organizational fees and expenses. We experienced an increase in liquidity as we received the additional subscriptions for shares and a relative decrease in liquidity as we spent the net offering proceeds in connection with the reimbursement of certain selling and organizational fees and expenses and the origination of a $600,000 secured real estate loan.
      On September 30, 2008, our Advisor executed a Purchase and Sale Agreement and Joint Escrow Instructions to purchase certain parcels of land from TSG Little Valley L.P. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until more arrangements are made to acquire properties and real estate-related investments, we will keep the net proceeds of this offering in short-term, liquid investments.
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
Results of Operations
     Because we recently broke escrow, our results of operations as of the date of this report are not indicative of those expected in future periods. Since our formation on November 16, 2006 through September 30, 2008, we have not yet commenced our real estate operations. As a result, we had no material results of operations for this period. The SEC declared our Post Effective Amendment No. 1 to our registration statement on Form S-11 for our on-going initial public offering effective on May 13, 2008.
     As of September 30, 2008, we have originated one secured real estate loan receivable in an amount of $600,000 and incurred zero closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow.
     As of September 30, 2008 we have not received any interest income from the secured real estate loan receivable as this investment closed escrow on September 30, 2008 but the Company did receive an acquisition fee of $18,000, or 3% of the contract price, upon the closing of escrow on September 30, 2008 which was then paid to the Company’s Advisor.
     General and administrative expenses for the period ended September 30, 2008 totaled $118,119. These general and administrative costs consisted primarily of insurance premiums, independent director fees, printing, and professional fees. We expect general and administrative costs to increase in the future based on a full year of real estate operations, as well as from the increased activity as we make real estate investments, but we expect these general and administrative costs to decrease as a percentage of total revenue.
     For the three months ended September 30, 2008, we had a net loss of $663,010 due primarily to general and administrative costs and due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by the Company. These general and administrative costs and due diligence expenses were partially offset by interest income received by the Company on stock subscriptions and an acquisition fee received from a secured real estate loan receivable which closed escrow on September 30, 2008.
Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
     The Company had limited operations during the period prior to September 30, 2007, because its registration statement was not declared effective with the SEC until August 29, 2007.
     The Company incurred due diligence costs related to projects not acquired of $595,018 in 2008 compared to $0 in 2007.
     The Company incurred insurance expenses of $41,168 in 2008 compared to $92,790 in 2007.
     The Company incurred printing expenses and filing fees of $13,599 in 2008 compared to $0 in 2007.
     The Company incurred professional fees of $47,394 in 2008 compared to $0 in 2007.
     The Company incurred director compensation of $15,958 in 2008 compared to $0 in 2007.
     No other expenses were incurred in 2008 and in 2007.
     The Company earned interest income of $50,127 from subscription proceeds in 2008 compared to $0 in 2007.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
     The Company had limited operations during the period prior to September 30, 2007, because its registration statement was not declared effective with the SEC until August 29, 2007.
     The Company incurred due diligence costs related to projects not acquired of $595,018 in 2008 compared to $0 in 2007.
     The Company incurred insurance expenses of $152,787 in 2008 compared to $92,790 in 2007.
     The Company incurred printing expenses and filing fees of $32,764 in 2008 compared to $0 in 2007.
     The Company incurred professional fees of $111,200 in 2008 compared to $0 in 2007.
     The Company incurred director compensation of $15,958 in 2008 compared to $0 in 2007.
     The Company incurred interest expense of $7,362 in 2008 compared to $0 in 2007.
     The Company incurred partnership taxes of $800 in 2008 compared to $0 in 2007.
     No other expenses were incurred in 2008 and in 2007.
     The Company earned interest income of $73,252 from subscription proceeds in 2008 compared to $0 in 2007.
     Recent Market Developments
     There have been historic disruptions in the financial system during the period covered by this report. The recent failure of large U.S. financial institutions and the resulting turmoil in the U.S. and global financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the U.S. On October 3, 2008, the Troubled Asset Relief Program was signed into law, as part of the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the U.S. Department of the Treasury authority to deploy up to $700 billion to improve liquidity in the capital markets, including the authority to direct $250 billion into preferred stock investments in banks.
     It is presently unclear what impact the EESA and the other previously announced liquidity and funding initiatives of the Federal Reserve, and other agencies and any additional programs that may be initiated in the future, will have on the financial markets, the U.S. banking and financial industries, and the broader U.S. and global economies. To the extent the market does not respond favorably to the EESA, real estate companies, such as ours, may have difficulty securing mortgage debt at reasonable rates or at all. In addition, while the economic downturn may present opportunities for us to acquire assets that are undervalued, this opportunity is hampered by the increased cost of capital and uncertainty as to when the markets will stabilize.
Liquidity and Capital Resources
     We broke escrow in our on-going initial public offering on August 29, 2008. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share.
     On November 27, 2006, the The Shopoff Group, L.P. (the “Sponsor”) purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.
     For the quarter ending September 30, 2008, the Company sold and accepted 1,360,084 shares of its common stock for $12,920,795. For the nine months ending September 30, 2008, the Company sold and accepted 1,705,300 shares of its common stock for $16,200,350. As of September 30, 2008 the Company had sold and accepted 1,787,100 shares of its common stock for $16,977,450 not including shares issued to the Sponsor. There were 5,300 shares of the Company’s common stock sold for $50,350 as of September 30, 2007. In addition to the 1,787,100 shares of common stock sold and accepted by the Company as of September 30, 2007, the Company had received approximately $77,000 in additional stock subscriptions.
     Net cash flows from financing activities from inception to September 30, 2008 were $15,176,000 consisting almost exclusively of net offering proceeds of $15,176,000 (after payment of organization and offering expenses of $2,078,000). As of September 30, 2008, we had reimbursed to the Sponsor, $1,933,000 of organization and offering expenses and paid directly $145,000 of organizational and offering expenses incurred. With capital from our financing activities, we invested approximately $600,000 in real estate-related investments.
     The Company used $982,267 in operating activities from inception to September 30, 2008 consisting primarily of an operating loss of $1,004,604, an increase in due to related parties of $34,059, an increase in accounts payable of $45,026, and an increase in prepaid expenses and other of $56,748. The Company used $537,000 in investing activities from inception to September 30, 2008 as a result of originating a loan secured by real estate in the amount of $600,000 offset by prepaid interest of $63,000 that was netted against the loan balance. We did not pay any distributions to stockholders from inception to September 30, 2008. The excess cash generated from financing activities (net of cash used in investing activities and net cash used in operating activities) of $13,657,000 is expected to be used to pay current and future Company liabilities and to make additional real estate investments.
     As of September 30, 2008, our liabilities totaled $79,085 and consisted of accounts payable and due to related parties.
     The Company has used $983,932 from operating activities for the nine months ended September 30, 2008 compared to zero for the nine months ended September 30, 2007. This $983,932 was comprised of an operating loss of $842,637, a decrease in due to related parties of $149,841, and increase in accounts payable of $45,026, and an increase in prepaid expenses and other of $36,480.
     The Company used $537,000 in investing activities for the nine months ended September 30, 2008 as a result of originating a loan secured by real estate in the amount of $600,000 offset by prepaid interest of $63,000 that was netted against the loan balance.
     The Company received $14,978,000 in financing activities for the nine months ended September 30, 2008 compared to zero for the nine months ended September 30, 2007. The $14,978,000 was primarily comprised of the Company raising $14,122,000 in net subscription proceeds (after the reimbursement to the Sponsor of $1,933,000 in organization and offering expenses and direct payment by the Company of $145,000 of organizational and offering expenses incurred),  the receipt of $778,765 in restricted cash comprised of subscription proceeds and interest from the escrow account, which were accepted by the Company and an additional $77,000 in stock subscriptions.
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
     Our ability to finance our operations is subject to several uncertainties including those discussed above under “Recent Market Developments” and below under “Risk Factors,” and accordingly, we cannot guarantee that we will have adequate cash from this offering in order to fund our operating and administrative expenses, any future debt service obligations and any future payment of distributions to our stockholders. Our ability to ultimately sell our real estate investments is partially dependent upon the condition of real estate markets at the time we are prepared to sell and the ability of purchasers to obtain financing at reasonable commercial rates.
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

Distributions
     We have not paid any distributions as of September 30, 2008. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.
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
     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and December 31, 2007, we did not have any cash equivalents.
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
     Note Receivable
     The note receivable is recorded at cost and reviewed for potential impairment at each balance sheet date. A note receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the note’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a note was deemed to be impaired, the Company would record a reserve for note receivable losses through a charge to income for any shortfall.
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
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the

Company’s beginning tax positions. As of September 30, 2008 and December 31, 2007, the Company did not have any unrecognized tax benefits.
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
     We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. Because we have not commenced operations, we currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of September 30, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.
     In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.
Item 4T. Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial

Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.
There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     The Company’s 2007 Form 10-K, as supplemented by our report on Form 10-Q for the period ending March 31, 2008 (collectively, the “Prior Reports”), contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item A. Risk Factors.”
     The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Prior Reports. Other than as set forth below, there are no material changes to our risk factors as presented in the Prior Reports.
There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.
     In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with up to $700 billion and the authority to establish a Troubled Asset Relief Program, or TARP, in order to implement such measures as are necessary to restore liquidity and stability to the financial system of the United States. Such measures include, but are not limited to, purchasing up to $250 billion in qualifying capital in U.S. banking organizations, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.
     There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, real estate companies, such as ours, may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.
     Tight credit markets may make it difficult for us to secure mortgage debt at reasonable rates or at all, limiting the mortgage debt on real estate properties we wish to acquire, and even reducing the number of properties we can acquire. In addition, while the declining real estate prices and excess inventories resulting from this economic downturn may represent greater opportunities for us to acquire real estate assets at a reduced cost compared to historical values, it may also mean that we may have to hold on to our real estate assets and real estate-related investments for a longer period of time or sell or otherwise dispose of our real estate assets and real estate-related investments at a loss, in order to attain our investment objectives, both long and short term, which may adversely affect our net income, capital and business, generally, as well as your investment.
Difficult conditions in the financial markets and the economy generally may make it more difficult for us to raise the capital we need to successfully implement our business plan.
     The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to the capital we need to grow our business and successfully implement our business plan. If we are unable to raise substantially more capital than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the types of investments we may make. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase.
Some states’ securities laws may limit secondary trading of our common stock, which may restrict the states in which you can sell the shares we are offering.
     Our shares are not registered in all states and U.S. territories. If you purchase shares of our common stock, you may not be able to resell the shares in certain states and U.S. territories unless and until the shares of our common stock are registered under the applicable securities laws of the jurisdiction or there is confirmation that an exemption from registration is available for secondary trading in such jurisdiction. There can be no assurance that we will be successful in registering or qualifying our common stock in all states and U.S. territories, or in identifying an available exemption for secondary trading in our common stock in all states and U.S. territories. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular jurisdiction, the shares of common stock could not be offered or sold to, or purchased by, a resident of that jurisdiction. In addition, resales of shares registered under the securities laws of the State of California are subject to the approval of the California Commissioner of Corporations, subject to certain exceptions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 29, 2007, our Registration Statement on Form S-11 (File No. 333-139042), covering a public offering, which we refer to as the “Offering,” of up to 2,000,000 common shares for $9.50 per share and up to 18,100,000 common shares at $10.00 per share, was declared effective under the Securities Act of 1933. Proceeds raised from the Offering were placed in an interest bearing escrow account until August 29, 2008 when we received and accepted subscriptions for the minimum offering of 1,700,000 shares, as more fully described in the Registration Statement.
     For information regarding how we used the net proceeds from our initial public offering to date (along with how we used cash from operating activities) through September 30, 2008, see our condensed consolidated statements of cash flows included in this report.
     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     On August 28, 2008, the sole shareholder of the Company, pursuant to a unanimous written consent in lieu of a special meeting, re-elected the Class I directors, Kevin M. Bridges and Melanie Barnes, for a five-year term, and approved the form, terms and provisions of the Company’s Articles of Amendment and Restatement in response to state securities commissioners’ comments. The Company is re-filing the Articles of Amendment and Restatement herewith to correct a clerical error in Article XIV of the text.
Item 5. Other Information
     On September 30, 2008, our Advisor entered into a Purchase and Sale Agreement and Joint Escrow Instructions to purchase certain parcels of land from TSG Little Valley, L.P., a California limited partnership (“TSG Little Valley”), consisting of 163 entitled, but unimproved, residential lots, located in the City of Perris, County of Riverside, State of California (the “TSG Little Valley Project”). The contract purchase price is $4,890,000. Our Advisor paid an initial deposit to TSG Little Valley of $1,000,000 on October 7, 2008. We intend to finance the acquisition solely from the proceeds of our initial public offering.
     The closing of the purchase of the TSG Little Valley Project is contingent upon the execution of a separate purchase agreement with White Rock Acquisition Co., L.P., a Delaware limited partnership, to acquire certain parcels of land consisting of 356 entitled, but unimproved, residential lots and 2 entitled, but unimproved commercial lots, located in the Counties of Riverside and San Bernardino, State of California (collectively, the “White Rock Project”). Our board of directors has approved the acquisition of the TSG Little Valley Project, subject to the concurrent acquisition of the White Rock Project. Accordingly, there can be no assurance that the acquisition of the TSG Little Valley Project will be consummated. The closing of the TSG Little Valley Project is currently set for December 1, 2008.
     TSG GP, LLC, an affiliate of our sponsor, was formerly the general partner of TSG Little Valley. TSG GP, LLC withdrew as general partner and sold its 1% general partner interest in TSG Little Valley to Portfolio Partners, Inc., an unaffiliated entity, on July 1, 2008. Concurrently with the withdrawal of TSG GP, LLC, as general partner, William and Cindy Shopoff, who are also our affiliates, withdrew as Class B limited partners of TSG Little Valley.
Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Articles of Incorporation of Shopoff Properties Trust, Inc.

Exhibit 3.2:	Bylaws of Shopoff Properties Trust, Inc. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-11 filed on August 16, 2007).

Exhibit 4.1:	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on September 7, 2007).

Exhibit 10.1:	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P., as seller, and Shopoff Advisors, L.P., as purchaser.

Exhibit 10.2:	Agreement of Limited Partnership of Shopoff Partners, L.P. (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-11 filed on June 6, 2007).

Exhibit 10.3:	Advisory Agreement by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11 filed on August 27, 2007).

Exhibit 10.4:	Shopoff Properties Trust, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-11 filed on November 30, 2006).

Exhibit 10.5:	Subscription Escrow Agreement by and between Shopoff Properties Trust, Inc., and Wells Fargo Bank, N.A., (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11 filed on November 30, 2006).

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPOFF PROPERTIES TRUST, INC. (Registrant)
Date November 14, 2008	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer (Principal Executive Officer)

Date November 14, 2008	By:	/s/ Kevin M. Bridges
Kevin M. Bridges
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1:	Amended and Restated Articles of Incorporation of Shopoff Properties Trust, Inc.

Exhibit 3.2:	Bylaws of Shopoff Properties Trust, Inc. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-11 filed on August 16, 2007).

Exhibit 4.1:	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on September 7, 2007).

Exhibit 10.1:	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P., as seller, and Shopoff Advisors, L.P., as purchaser.

Exhibit 10.2:	Agreement of Limited Partnership of Shopoff Partners, L.P. (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-11 filed on June 6, 2007).

Exhibit 10.3:	Advisory Agreement by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11 filed on August 27, 2007).

Exhibit 10.4:	Shopoff Properties Trust, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-11 filed on November 30, 2006).

Exhibit 10.5:	Subscription Escrow Agreement by and between Shopoff Properties Trust, Inc., and Wells Fargo Bank, N.A., (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11 filed on November 30, 2006).

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.