Form 10-K
period 2008-12-31
Shopoff Properties Trust, Inc.
filed 2009-03-31
CIK 1382134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the transition period from to

Commission File Number: 333-139042

SHOPOFF PROPERTIES TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5882165
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
8951 Research Drive	92618
Irvine, California	(Zip Code)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was zero, because, as of that date, no shares had been sold to non-affiliates.

As of March 31, 2009, there were 1,857,300 outstanding shares of common stock of the Registrant.

i

PART I

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

Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	Changes in economic conditions generally and the real estate market specifically.

•	Legislative/regulatory changes, including changes to laws governing the taxation of REITs.

•	Availability of capital.

•	Interest rates.

•	Our ability to service our debt.

•	Competition.

•	Supply and demand for undeveloped land and other real estate in our proposed market areas.

•	The prospect of a continuing relationship with Shopoff Advisors.

•	Changes in accounting principles generally accepted in the United States of America.

•	Policies and guidelines applicable to REITs.

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

General

Shopoff Properties Trust, Inc., or the Trust, was incorporated on November 16, 2006 under the laws of the state of Maryland. The Trust intends to elect to be treated as a real estate investment trust or REIT for federal income tax purposes for the taxable year ended December 31, 2009. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as “we”, “us”, and “our”.

During the three months ended December 31, 2008 we acquired our first real estate property; as such, management believes that we commenced our planned principal operations and transitioned from a development stage enterprise to an active company.

We are externally managed by Shopoff Advisors, L.P., or the Advisor, pursuant to an Advisory Agreement, among us, the Advisor, and our majority-owned subsidiary, Shopoff Partners, L.P., or the Operating Partnership. The Advisor manages, supervises and performs the various administrative functions necessary to carry out our day-to-day operations. In addition, the Advisor identifies and presents potential investment opportunities and is responsible for our marketing, sales and client services. Pursuant to the Advisory Agreement, the Advisor’s activities are subject to oversight by our board of directors.

The Shopoff Group, L.P., a Delaware limited partnership, is our sponsor or, the Sponsor. The Sponsor was instrumental in organizing us and is instrumental in participating in our management, primarily through the Advisor. William A. Shopoff, our Chairman of the Board, Chief Executive Officer and President, is also the President of the Sponsor.

The Operating Partnership, either directly or through entities affiliated with us, owns and manages substantially all of the properties we acquire. Our wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and owns a 1% interest therein. The Trust and the Advisor own 98% and 1% of the Operating Partnership, respectively, as limited partners.

On November 30, 2006, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared our registration statement effective on August 29, 2007, and we launched our on-going initial public offering upon retaining Shopoff Securities Inc., an affiliate of the Advisor, or Shopoff Securities, to serve as the sole broker-dealer of the offering. Shopoff Securities is responsible for marketing our shares in our on-going initial public offering. Post Effective No. 1 to our registration statement was declared effective by the SEC on May 13, 2008.

We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. We are continuing the offering at $9.50 per share until a minimum of 2,000,000 shares are sold at $9.50 and then will begin to sell shares at $10.00 per share until an additional 18,100,000 shares of common stock are sold. Subscription proceeds are being deposited in an interest bearing account at Wells Fargo Bank, N.A., our escrow agent, until subscriptions are reviewed and approved by us. Shares purchased by the Sponsor, its officers or employees or its affiliates, or shares issued to our officers or directors were not counted in calculating the minimum offering.

As of December 31, 2008, we had acquired one property in an amount of $2,000,000 from Pulte Home Corporation, and incurred closing and related costs of approximately $614,000. We refer to this transaction as the Pulte Home Project. As of that date, we had also originated one secured real estate loan receivable in an amount of $600,000, with closing and related costs being paid for by the borrower.

Our headquarters are located at 8951 Research Drive, Irvine, California 92618. Our telephone number is (877) TSG-REIT. Our web site is www.shopoffpropertiestrust.com.

Our Business and Objectives

Investment Objectives

Our primary business objective is to buy, hold and sell undervalued, undeveloped non-income producing real estate assets and to generate returns to our stockholders upon disposition of such properties. The land acquired may be zoned for residential, commercial or industrial uses. Our strategy is to invest in properties with the following attributes:

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

Investment in Undeveloped Real Estate Assets

Our primary focus is to invest in undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders. “Undeveloped real estate” means any real property that (a) has no development or construction in process on the land, (b) no development or construction on such land is planned to commence within one year, and (c) produces no rental or other operating income. We will oversee all entitlement work on our properties acquired and, upon completion of such entitlement work and at the appropriate time, we will sell the properties and distribute profits as provided for in our charter. Some of our investment activities may generate cash flow. Our primary activity, however, is to buy, hold and sell undervalued, undeveloped non-income producing real estate assets and to generate returns to our stockholders upon disposition of such properties. The land acquired by us may be zoned for residential, commercial or industrial uses. We will make changes in investment allocations and percentages based upon our evaluation of current market conditions.

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the current real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This changes the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removes much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005-2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term and expect this to put downward pressure on near term prices. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan is to be in a position to capitalize on these opportunities for capital appreciation.

Other Property Acquisitions

We may acquire other real estate assets, including, but not limited to, partially improved and improved properties, particularly those in which there is a potential for a change in use, such as an industrial building changing to high density residential.

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

Making Loans and Investments in Mortgages

We do not intend to engage in the business of originating, warehousing or servicing real estate mortgages. If we engage in any such activities, it will be only as an ancillary result of our main business of investing in real estate properties. We may provide seller financing on certain properties if, in our judgment, it is prudent to do so. However, our main business is not investing in real estate mortgages, mortgage-backed securities or other securities.

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

We will not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of the Advisor, any director, officer or any of their affiliates.

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

Investment in Securities

We may invest in equity securities of another entity, other than our operating partnership or a wholly-owned subsidiary, only if a majority of our directors, including a majority of the independent directors not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and consistent with our investment objectives. Our objectives will include the opportunity to obtain a 100% return on our investment in these securities. We may also invest in community facility district bonds. We will limit this type of investment to no more than 25% of our total assets, subject to certain tests for REIT qualification. Investments in entities affiliated with the Advisor, any officer, director or affiliates must be approved by a majority of our independent directors. We may purchase our own securities when traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests (in addition to repurchases made pursuant to our 2007 equity incentive plan which are subject to the right of first refusal upon transfer by plan participants). We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and the REIT qualification requirements. We do not anticipate investing in the securities of other entities for the purpose of exercising control over that entity. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we intend to divest securities before any such registration would be required.

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

Investment Policies

Decisions relating to the purchase and sale of properties are made by the investment committee of our Advisor consisting of William A. Shopoff, the President of our Advisor, Kevin Bridges, the Chief Financial Officer of our Advisor, Edward Fitzpatrick, the Executive Vice President of our Advisor, and Tim McSunas, the Senior Vice President — Acquisitions of our Advisor. The investment committee is subject to oversight by our board of directors, but has discretion with respect to the selection of specific properties. Once selected, the investments must be approved by a majority of our board of directors, including a majority of the independent directors, as being fair and reasonable to us and consistent with our investment objectives. If our board approves a given acquisition, then our Advisor is directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the board.

We initially plan to acquire properties primarily in California, but also in Nevada, Arizona, Hawaii and Texas. These states would be the primary targets for acquisitions consisting of approximately 75% of our portfolio. We expect that properties located outside of these states, particularly properties not located in the western United States, would comprise approximately 25% of our portfolio. If we invest in any properties outside of this targeted geographic area, such properties must have the potential to bring a higher return than in the states we have named in order to compensate for the lack of proximity to our headquarters. We always seek to operate in markets in which members of our board of directors and our advisor have direct and recent experience. In the case of outlying markets we would likely seek a local partner in the investment in a joint venture arrangement.

We are not specifically limited in the number or size of properties we may acquire. Assuming the maximum offering is sold, we generally do not intend to invest more than 20% of the gross proceeds of this offering in any one property, although we may do so with the approval of a majority of our board of directors. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and the amount of net proceeds we raise in this offering. The sheltering from tax of income from other sources is not our objective.

We will not close the purchase of any property unless and until we obtain an environmental assessment, a minimum of Phase I review, for each property purchased and are generally satisfied with the environmental status of the property, as determined by Shopoff Advisors.

In determining whether to purchase a particular property, we may, in accordance with customary industry practice, obtain an option on such property exercisable within two to five years. The amount paid for an option, if any, is normally forfeited if the property is not purchased, and is normally credited against the purchase price if the property is purchased. Generally, this will allow us to make a substantially higher return on our capital in exchange for bearing the risk of unexercised options. In such cases, we would record a Memorandum of Option on the title.

Other investment policies, deviations from which require our board of directors’ approval, are as follows:

•	We will not repurchase or otherwise reacquire our shares or other securities, except (i) in the case of shares issued under our 2007 equity incentive plan which are subject to the right of first refusal upon transfer by plan participants, and (ii) when and if shares of our common stock are traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests.

•	We will not issue our shares on a deferred payment basis or other similar arrangement

•	We will not invest in the securities of other issuers for the purpose of exercising control.

•	We will not engage in underwriting or the agency distribution of securities issued by others.

•	We do not intend to make distributions-in-kind, except for: (a) distributions of readily marketable securities, (b) distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the Maryland General Corporations Law; or (c) distributions of property pursuant to which our board of directors (i) advises each stockholder of the risks associated with direct ownership of the property; (ii) offers each stockholder the election of receiving in-kind property distributions; and (iii) distributes in-kind property only to those stockholders who accept the directors’ offer.

We anticipate that the purchase price of properties we acquire will vary widely depending on a number of factors, including size and location. In addition, the cost to us will vary based on the amount of debt we incur in connection with financing the acquisition. If only the minimum offering amount is sold, we will not be able to purchase a significant number of properties for our portfolio and may only be able to purchase one property. If the maximum offering amount is sold, we will likely acquire a substantial number of properties; however, it is difficult to predict with precision the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount of leverage we use.

Financing Objectives

When we believe it is appropriate, we will borrow funds to acquire or finance properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties, if favorable financing terms are available. We will use the proceeds from such loans to acquire additional properties for the purpose of increasing our cash flow and providing further diversification. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 100% of all of our properties’ combined estimated fair market values, as determined at the end of each calendar year and began with our first full year of operation. In addition, we anticipate that no property will be encumbered by indebtedness or financed by unsecured indebtedness in excess of 80% of its estimated fair market value. Our board of directors will review our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to the aggregate value of our real estate assets. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs and/or to meet the distribution requirements applicable to REITs under the federal income tax laws.

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

To the extent that distributions to our stockholders are made and are made out of our current or accumulated earnings and profits, such distributions will be taxable as ordinary dividend income. To the extent that distributions exceed our current and accumulated earnings and profits, such amounts will constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. Distributions to our shareholders could also constitute capital gains if we recognize capital gain income.

Quarterly distributions will be calculated with daily record and distribution declaration dates. However, our board of directors could not pay distributions or could, if made, at any time, elect to pay distributions annually to reduce administrative costs. It is our general policy, subject to applicable REIT rules, to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure you that we will be able to do so.

Tax Policy

We plan to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2009.

Economic Dependency

We are dependent on the Advisor and Shopoff Securities for certain services that are essential to us, including the sale of shares in our on-going initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

General Competitive Conditions

We will encounter certain conditions related to the markets we select for investments. Real estate is a generally a local market although these local markets can be impacted by macro-economic conditions (interest rates, employment growth rates, consumer confidence, national politics). The success of our projects is impacted by our ability to gauge regional economic conditions and seek out opportunities where gaps in the market exist.

We are also subject to competition from other firms seeking to do business within the same market niche. Among our competition are pension funds and those firms funded by pension funds, investment banking businesses that committed capital to this business line, privately held investment firms based both locally and regionally, and homebuilders and developers that have sufficient resources to hold land for long-term investment. As the lead time for our investments to maturity is lengthy, we will have to analyze and project future demand in addition to accounting for other competition in the same investment area. As there are numerous competitors in each market with potentially similar business plans, the presence of this localized competition could adversely impact our investment returns.

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

Compliance with Federal, State, and Local Law

Many laws and governmental regulations are applicable to our operational plan and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Government Environmental Regulation and Private Litigation.  As a result of environmental laws and regulations we may be liable for the costs of removal or remediation of certain hazardous or toxic substances on properties we acquire. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. If we become the owner of the property at issue, we may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements for access and use by disabled persons. Although our primary business focus is undeveloped land, we may, at times, acquire properties that require compliance with the ADA. If we acquire such properties we may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require that we modify properties we acquire or restrict our ability to renovate these properties. Management cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Use of Hazardous Substances by Tenants.  If we lease property, some of our tenants may handle hazardous substances and wastes on the leased premises as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We would require tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

Other Federal, State and Local Regulations.  Properties we acquire are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy any debt service obligations and to pay distributions could be adversely affected.

Investment Company Act

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act. In order to maintain our exemption from regulation under the Investment Company Act, we must comply with technical and complex rules and regulations.

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to invest the proceeds of the offering within one year after the offering ends. If we are unable to invest a significant portion of the proceeds of this offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to investors and possibly lower your returns.

In order to avoid coming within the application of the Investment Company Act either as a company engaged primarily in investing in interests in real estate or under another exemption from the Investment Company Act, the investment committee of our advisor may be required to impose limitations on our investment activities. In particular, the investment committee of our advisor may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forego investments that we would otherwise want to acquire and that could be important to our investment strategy. On a limited basis, we may invest in preferred equity securities and mortgage loans. The investment committee of our advisor will monitor such investments to ensure continued compliance with one or more exemptions from “investment company” status under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, the investment committee of our advisor may be required to limit the percentage of our assets represented by preferred equity securities or mortgage loans.

If for any reason we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosures and other rules and regulations that would significantly change our operations.

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available via a link to http:/ /www.sec.gov on our website at www.shopoffpropertiestrust.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. We maintain our own website and have an address and telephone number separate from the Advisor. Our Advisor’s principal executive offices are located at 8951 Research Drive, Irvine, California 92618 and its telephone number is (877) 874-7348.

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

Risks Related to the Current Economic Crisis

The U.S. is in the midst of a severe global economic crisis and, as a result, the federal government has taken emergency measures in the form of executive orders, legislation, rules, regulations, and various other initiatives in an attempt to stabilize the U.S. and global economies. If the actions of the U.S. government, including the U.S. Treasury Department, the Federal Reserve and other governmental and regulatory bodies, do not have their desired effect, our business may be adversely impacted.

In an effort to address the liquidity and credit crisis that followed the sub-prime mortgage market meltdown which began in late 2007, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law on October 3, 2008. The EESA provided the U.S. Secretary of the Treasury with up to $700 billion and the authority to establish a Troubled Asset Relief Program, or TARP, in an effort to restore liquidity and stability to the financial system of the U.S. Then, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. This legislation was followed by the U.S. President’s Homeowner Affordability and Stability Plan announced on February 18, 2009 to address the crisis in the mortgage market which has had ripple effects in other parts of the credit markets. There can be no assurance as to the actual impact that EESA and ARRA, and their programs, including the TARP, or the Homeowner Stability and Affordability Plan, will have on the national economy or financial markets. The failure of these significant legislative and executive measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the price of our stock.

Depressed real estate prices in the markets in which we intend to acquire the majority of our properties may adversely impact our business.

The severe economic downturn has disproportionately impacted real estates prices in the states of California and Nevada where we intend to acquire the majority of our real estate assets. While the depressed real estate prices and excess inventories resulting from this downturn may represent greater opportunities for us to acquire real estate assets at a reduced cost compared to historical values, it may also mean that we may have to hold onto our real estate assets and real estate-related investments for a longer period of time or sell or otherwise dispose of our real estate assets and real estate-related investments at a loss, in order to attain our investment objectives, both long and short term, which may adversely affect our net income, capital and business, generally, as well as your investment.

Difficult conditions in the financial markets and the economy generally may make it more difficult for us to raise the capital we need to successfully implement our business plan.

The capital and credit markets have been experiencing extreme volatility and disruption for more than eighteen months. In the past six months, the volatility and disruption have reached unprecedented levels with the stock market dipping to 12-year lows during the first quarter of 2009. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to the capital we need to grow our business and successfully implement our business plan. As of March 31, 2009, we raised approximately $18 million of the $200 million maximum offering amount. The current expiration date of the offering is August 29, 2009. If we are unable to raise substantially more capital than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the types of investments we may make. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase.

Risks Related to Our Business

We and the Advisor are relatively new companies with limited operating histories, and we may not be able to operate successfully.

We and the Advisor were formed within the past three years and solely in connection with our public offering. Accordingly we have limited operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by the Sponsor to predict our future results. Additionally, ours is the only public company that our officers, the Advisor, our other affiliates or their respective employees have operated and is the only entity we have operated which has elected to be taxed as a REIT. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages as an active company. To be successful, we must, among other things:

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

Our failure, or the Advisor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate operating cash flow to make distributions to our stockholders and could cause you to lose all or a portion of your investment in our shares of common stock.

Our investments may differ from prior programs sponsored by the Sponsor, and therefore the past performance of those programs may not be indicative of our future results.

The past performance of investment programs sponsored by the Sponsor may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of product in which we invest, the stage of investment and our place in the capital structure for our investments. Our portfolio may or may not mirror in any way the portfolios of the prior programs sponsored by the Sponsor, and accordingly returns to our stockholders will vary from those generated by such programs. While the Sponsor has experience in managing real estate portfolios, none of the Sponsor, the Advisor, or any of their affiliates have experience in operating a REIT or a publicly- offered investment program. As a result of all these factors, you should not assume that you will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by the Sponsor and its affiliates.

Payment of fees, distributions and expense reimbursements to the Advisor and its affiliates will reduce cash available for investment and for distribution to our stockholders.

The Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the management of our investments, and administrative and other services. The Advisor is paid acquisition and advisory fees, an asset management fee and a disposition fee, as determined by our board of directors, for these services pursuant to the advisory agreement between us and the Advisor. In addition, distributions may be payable to the Advisor pursuant to the subordinated participation interest it holds in the Operating Partnership upon a distribution of distributable cash to our stockholders, the listing of our shares or the termination of the Advisor as our advisor. In addition, the Advisor and its affiliates provides administrative services to us for which it is reimbursed at cost. These fees, distributions and expense reimbursements are substantial and reduce the amount of cash available for investment and distribution to our stockholders.

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions to our stockholders and reduce the return on your investment.

We rely on the investment committee of the Advisor to identify and negotiate the terms of acquisitions of real estate and real estate-related investments we make. There can be no assurance that the investment committee of the Advisor will be able to continue to identify or negotiate acceptable terms for the acquisition of, or make real estate-related investments with respect to, real estate that meets our investment criteria, or that we will be able to acquire such real estate or make such real estate-related investments on terms favorable to us or at all. Any delays we encounter in identifying and negotiating acquisitions of real estate and real estate-related investments could reduce your returns and our ability to make distributions to our stockholders.

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

The proceeds of the offering are used to buy real estate, make real estate-related investments and pay various fees and expenses. In addition, to maintain our REIT status, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and we cannot assure you that such sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

We depend on key personnel, the loss of any of whom could be detrimental to our business.

Our success depends to a significant degree upon the continued contributions of certain key personnel, including William A. Shopoff, Edward Fitzpatrick, Kevin Bridges and Tim McSunas, each of whom would be difficult to replace. None of our key personnel are currently subject to employment agreements with us. Although we purchased key man life insurance to cover transition and replacement costs for our key executive officers, if any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability, and the ability of the Advisor, to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we or the Advisor will be successful in attracting and retaining such personnel.

Our success is dependent on the performance of the Advisor as well as key employees of the Advisor.

Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of the Advisor and its key employees in the management of our investments and operation of our day-to-day activities. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this prospectus. We rely entirely on the management ability of the Advisor, subject to the oversight of our board of directors. The Advisor is not required to provide any specific or dedicated personnel to managing our business, nor is it required to dedicate any specific amount of time to our business. If the Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the Advisor may be unable to allocate time and/or resources to our operations. If the Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay dividends to our stockholders.

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

Risks Related to an Investment in Our Common Stock

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

Our ability to successfully conduct our offering is dependent in part on the ability of Shopoff Securities, a newly-formed entity, to successfully sell our shares in the offering.

Shopoff Securities acts as the broker in our offering. Shopoff Securities was formed on September 14, 2006 by William A. Shopoff. The Shopoff Revocable Trust dated August 12, 2004 is the sole stockholder of Shopoff Securities. This is the first public offering conducted by Shopoff Securities. The success of our offering, and correspondingly our ability to implement our business strategy, is dependent on the ability of Shopoff Securities to sell interests in us to prospective investors. If Shopoff Securities fails in its sales performance, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Investors in the offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of projects prior to investment.

Investors in the offering will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real estate and real estate-related investments. You must rely on the investment committee of the Advisor to evaluate our investment opportunities, and the investment committee of the Advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure you that acquisitions of real estate or real estate-related investments made using the net proceeds of our offering will produce a return on our investment or will generate any operating cash flow to enable us to make distributions to our stockholders.

Because our broker-dealer, Shopoff Securities, is our affiliate, there will be little or no independent “due diligence” review of us.

Our broker-dealer may be subject to a conflict of interest, which may arise out of its participation in our offering and its affiliation with Mr. Shopoff in performing independent “due diligence” with respect to us. There has not been any review of our structure, formation or operations performed by our broker-dealer. Because the broker-dealer is our affiliate, any review conducted cannot be considered to represent an independent review, and such review may not be as meaningful as a review conducted by an unaffiliated broker-dealer. Therefore, our offering will not necessarily have the independent review typically conducted by an underwriter or managing broker-dealer.

Because this is a “best efforts” offering, Shopoff Securities is only required to use its best efforts to sell our shares. If we are unable to raise substantial funds in our offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our offering is being made on a “best efforts” basis, whereby Shopoff Securities is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of our shares. As a result, we cannot assure you as to the amount of proceeds that will be raised in our offering. If we are unable to raise substantially more than the minimum offering amount, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantially more than the minimum offering amount, the value of your shares could decline, because the payment of fees and expenses to the Advisor and its affiliates, and the operating expenses of the REIT will absorb a greater percentage of the aggregate amount of funds raised, resulting in a lower amount of funds remaining for investment in real estate.

Investors in our offering who purchase a portion of the 2,000,000 shares offered at $9.50 per share experience immediate dilution as a result of the grant of restricted stock to our directors and executive officers when the minimum offering amount was sold. Investors in our offering who purchase a portion of the remaining 18,100,000 shares at $10.00 per share may experience dilution if the value of our net assets is less than $10.00 at the time of their respective purchases.

Prior to the commencement of our offering, the Sponsor purchased 21,100 shares at $9.50 per share constituting our initial capitalization. In addition, our directors and executive officers were granted a total of 173,750 shares of restricted stock at the time our minimum offering of 1,700,000 shares was sold. Moreover, under the terms of the offering, 300,000 shares, in addition to the 1,700,000 shares comprising the minimum offering, will also be sold at $9.50 per share for a total of 2,000,000 shares sold at $9.50 per share. As of March 31, 2009, we had not yet sold all of our shares offered at $9.50 per share. The last 18,100,000 shares offered will be sold at $10.00 per share. Consequently, investors who purchased shares in our offering at the purchase price of $9.50 experienced immediate dilution due to the restricted stock that was granted to our officers and directors upon sale of the minimum offering amount. Investors who purchase shares at the purchase price of $10.00 per share will experience immediate dilution due to both the prior restricted stock grants and sales of our stock at the $9.50 per share offering price, unless at the time of such purchase, due to appreciation in the value of our assets, our net asset value is equal to or greater than $10.00 per share. Otherwise stated, upon the sale of the initial 2,000,000 shares at $9.50 per share, investors who paid $9.50 per share will have contributed approximately 99% of the funds to conduct our operations, but will only own approximately 91.1% of our common stock due to the prior stock grants. This represents an immediate dilution of $1.77 per share. On the other hand, assuming the maximum of 20,100,000 shares are sold at the same time as the minimum offering was reached, investors who paid $9.50 per share would have contributed approximately 9.5% of the funds to conduct our operations, but would own approximately 9.9% of the common stock and investors who paid $10.00 per share would have contributed approximately 90.4% of the funds to conduct our operations, but would only own approximately 89.2% of our common stock due to the prior stock grants and the prior sales at $9.50 per share. This represents an immediate dilution of $0.37 per share, based upon a weighted average per share price of $9.50 for 2,000,000 shares and $10.00 for 18,100,000 shares and assumes the sale of all 20,100,000 shares.

Because we will continue to sell shares at a fixed price during the course of our offering and, at the same time, will be acquiring real estate and real estate-related assets with the proceeds of the offering, shares purchased after completion of the minimum offering will experience dilution to the extent that future shares are issued when and if the value of our underlying net assets exceeds the price you paid for your shares in the offering.

Under the terms of our offering, we will sell shares of our common stock at an initial fixed price of $9.50 per share for the first 2,000,000 shares and $10.00 per share thereafter. We may continue selling shares at $10.00 per share for a period of two years following the effective date of the offering or until the maximum offering is sold.

During such time, we have and will continue to acquire real estate or real estate-related assets. Any future issuances of our shares will have a dilutive effect on the earlier purchasers of our common stock to the extent that at the time of such future issuances, the value of our underlying net assets exceeds the price they paid for their shares.

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

In general, our charter can be amended if approved by the affirmative vote of a majority of the outstanding shares of our common stock, but the board of directors has the exclusive power to amend or repeal the bylaws and to make new bylaws.

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

Thus, while the prospectus distributed in connection with our initial public offering accurately and fully discloses our current investment objectives and policies, prospective stockholders must be aware that the board of directors, acting consistently with our organizational documents, applicable law and their fiduciary obligations, may elect to modify or expand our objectives and policies from time to time. Any action by the board of directors would be based upon the best interests of our stockholders. Our stockholders will have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our board of directors and the investment committee of the Advisor and may be changed at any time.

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

Because we intend to own undeveloped real estate, partially improved and improved residential and commercial properties, and real estate-related investments, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of remediation of hazardous or toxic substances on, under or in such property. The costs of remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury and/or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws and/or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, and/or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to you. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to sell a property, or to use the property as collateral for borrowing.

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

If we make real estate-related investments, we will be at risk of a loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate levels, and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any real estate-related investments we may acquire will remain at the levels existing on the dates we initially make such investment. If the values of the underlying properties decline, our risk will increase and the values of our interests may decrease.

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

Although we intend not to have a debt to equity ratio that exceeds 100% of the aggregate value of our real estate assets, incurring mortgage debt increases our risks since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, we may have less cash available for distributions to our stockholders.

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

The tightening of the credit markets in California, Nevada, Arizona, Hawaii, and Texas, which may continue for an indefinite period of time, may make it increasingly difficult for us to secure financing at reasonable rates or at all, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, and adversely affect your investment.

Due to the recent collapse of the residential sub-prime mortgage market and the resulting credit crisis, the subsequent increased scrutiny of the lending industry by government regulators, and the resulting abundance of caution by lenders in evaluating and underwriting new transactions, there has been a significant tightening of the credit markets in California, Nevada, Arizona, Hawaii, and Texas, where we intend to acquire the majority of our real estate assets and real estate-related investments. The tightening in these credit markets, which may continue for an indefinite period of time, may make it increasingly difficult for us to secure mortgage debt at reasonable rates or at all, limiting the mortgage debt on real estate properties we wish to acquire, and even reducing the number of properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance, our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we run the risk of being unable to refinance the entire outstanding loan balance or being subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce any income from those properties and reduce cash available for distribution, which may adversely affect your investment.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate or making real estate-related investments, we may enter into joint ventures with affiliated or unaffiliated partners. In addition, we may also purchase or develop properties in co-tenancies and other co-ownership arrangements with affiliates of the Sponsor, the sellers of the properties, developers and/or similar persons. These structures involve participation in the investment by outsiders whose interests and rights may not be the same as ours. These joint venture partners or co-tenants may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

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

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of relationships among us, our officers, the Advisor and its affiliates, including the material conflicts discussed below. All references to affiliates of the Advisor include the Sponsor and each other affiliate of the Sponsor and the Advisor.

We will compete with affiliates of the Advisor in the acquisition of properties.

Affiliates of the Advisor have approximately 26 existing programs with investment objectives and strategies similar to ours and such affiliates may sponsor or advise other similar programs in the future. These existing and future programs may own properties located in geographical areas in which we may acquire properties. Therefore, we may compete with affiliates of the Advisor in the purchase of properties.

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

However, because the Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, the Advisor’ interests are not wholly aligned with those of our stockholders. In that regard, the only fee the Advisor receives with respect to on-going operation and management of properties is the asset management fee, which is based on the amount of our initial investment and not the performance of those investments, which could result in the Advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, the Advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to the Advisor or for us to generate the specified levels of performance or distributable cash that would entitle the Advisor to fees or distributions. In addition, the Advisor’ entitlement to fees upon the sale of our assets and to participate in distributable cash could result in the Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the

Advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders.

The subordinated participation interest requires the Operating Partnership to make a distribution to the Advisor upon termination of the advisory agreement, other than a termination by us because of a material breach of the advisory agreement by the Advisor. This distribution will not be paid if we terminate the advisory agreement after the listing of our shares. To avoid the Operating Partnership making this distribution, our independent directors may decide against terminating the advisory agreement prior to listing our shares even if, but for the requirement to make this distribution, termination of the advisory agreement would be in the best interest of our stockholders. In addition, the requirement for the Operating Partnership to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy the Operating Partnership’ obligation to the terminated advisor.

We may acquire assets from, or dispose of assets to, entities managed by the Advisor or its affiliates, which could result in us entering into transactions on less favorable terms than we would receive from an unrelated party and/or that negatively affect the public’s perception of us.

We may acquire properties or other real estate-related investments from entities which are managed by affiliates of the Advisor. Further, we may also dispose of properties or other real estate-related investments to entities which are controlled by affiliates of the Advisor. Affiliates of the Advisor may make substantial profits in connection with such transactions. Affiliates of the Advisor may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on the investment committee of the Advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.

The fees we pay the Advisor under the advisory agreement and the distributions payable to the Advisor under the partnership agreement of the Operating Partnership were not determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with a third-party.

Our Sponsor and its affiliates have determined the fees and distributions payable to the Advisor and its affiliates under the advisory agreement and the subordinated participation interest in the Operating Partnership. As a result, these fees and distributions cannot be viewed as having been determined on an arm’s-length basis and we cannot assure you that an unaffiliated third party would not be willing and able to provide to us the same services at a lower price. The Advisor is entitled to receive fees including acquisition and advisory fees, asset management fees and a subordinated disposition fee. The distributions the Advisor may become entitled to receive would be payable upon distribution of distributable cash to our stockholders, the listing of our shares or the termination of the Advisor as our advisor.

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

Manatt, Phelps & Phillips, LLP, our legal counsel, has rendered an opinion to us in connection with our offering that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, on an on-going basis, requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. Manatt, Phelps & Phillips will not review our compliance with the REIT qualification standards on an on-going basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents

Manatt, Phelps & Phillips’ legal judgment based on the law in effect as of the date of its issuance. Manatt, Phelps & Phillips’ opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

The REIT qualification requirements are complex and there is only limited guidance available regarding the interpretation of those requirements. We are a new entity, and our Sponsor and Advisor do not have experience operating a REIT. These factors may increase the likelihood that we will fail to meet on a continuing basis one or more of the REIT qualification requirements.

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

Dividends payable by REITs do not qualify for the reduced tax rates.

Tax legislation enacted in 2003 reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15% (through 2010). It is uncertain whether this favorable tax rate will be continued beyond its scheduled expiration date. Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to certain non-REIT corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

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

To qualify as a REIT, we must satisfy tests on an on-going basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

The extent of our use of taxable REIT subsidiaries may affect the value of our common stock relative to the share price of other REITs.

We intend to conduct a portion of our business activities through one or more taxable REIT subsidiaries, or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying REIT income if earned directly by us. Our use of TRSs will enable us to engage in non-REIT qualifying business activities, such as the sale of inventory properties. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our non-REIT qualifying operations. Furthermore, because the income earned by our TRSs will be subject to corporate income tax and will not be subject to the requirement to distribute annually at least 90% of our REIT taxable income to our stockholders, our use of TRSs may cause our common stock to be valued differently than the shares of other REITs that do not use TRSs in the manner in which we expect to use them.

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

We may be required to pay a penalty or may not qualify as a REIT if the value of our taxable REIT subsidiaries exceeds 25% of the value of our total assets at the close of any calendar quarter.

To qualify as a REIT, not more than 25% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter (subject to a 30-day “cure” period following the close of the quarter). We will monitor the value of our investment in our TRSs in relation to our other assets to comply with the test. There cannot be complete assurance that we will be successful in that effort. Although we will seek to be prudent in valuing our investment in our TRSs and our other assets, there can be no assurance that the IRS will not disagree with those determinations. In the event of a more than de minimis failure of the test, we will not lose our REIT status as long as (i) the failure was due to reasonable cause and not to willful neglect, (ii) we dispose of the assets causing the failure or otherwise comply with the test within six months after the last day of the applicable quarter in which we identify such failure, and (iii) we pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which we failed to satisfy the test. If there is a more than de minimis failure of the test and we do not satisfy the requirements described in the preceding sentence, we would lose our REIT status.

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

As of December 31, 2008, we owned one property and made one real estate related investment. A description of our activities with respect to real property and real estate related investments is presented below:

Winchester Ranch

On December 31, 2008, our affiliate, SPT-SWRC, LLC, formed for the purpose of this and other real property acquisitions (“SPT-SWRC”), acquired approximately 60 acres of undeveloped land located in an unincorporated area of Riverside County, California, commonly known as Winchester Ranch (the “Pulte Home Project”). The Pulte Home Project was acquired from Pulte Home Corporation, a Michigan corporation not affiliated with us nor any of our affiliates, for the purchase price of $2,000,000. SPT-SWRC paid the purchase price solely from the proceeds of our initial public offering.

As undeveloped land, the Pulte Home Project is not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

On March 20, 2009, SPT SWRC sold the Pulte Home Project to Khalda Development Inc., pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated February 27, 2009, for the sales price of $5,000,000. Pursuant to the Sale Agreement, Khalda Development Inc. assumed SPT SWRC’s obligation to replace existing subdivision improvement agreements and related bonds on or before June 30, 2009.

When SPT-SWRC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC agreed as a condition of ownership to assume responsibility of a specific performance requirement as detailed in the Reconveyance Agreement, an assignment of which was an exhibit in the original Purchase Agreement. The requirement obligates SPT-SWRC to complete specific development requirements on adjacent parcels of land not owned by SPT-SWRC. Currently the primary obligor of this specific development requirement is Khalda Development Inc., through their purchase of said property from SPT-SWRC on March 20, 2009 and subsequent assumption of the Reconveyance Agreement. If Khalda Development Inc. fails to perform its obligations under the assumed Reconveyance Agreement then the obligee could look to SPT-SWRC as a remedy.

When SPT-SWRC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC agreed as a condition of ownership to replace existing subdivision improvement agreements and related bonds (or the “bonds”) on or before June 30, 2009. To secure this obligation, SPT-SWRC executed a deed of trust in favor of Pulte Home. When SPT-SWRC sold this property to Khalda on March 20, 2009, Pulte Home decided to retain SPT-SWRC as the primary obligor for the replacement of the bonds. Khalda took ownership of this property subject to the Pulte Home deed of trust with SPT-SWRC as the trustor and agreed to assume the obligation to replace the bonds on or before June 30, 2009. If Khalda does not perform on its obligation to replace the bonds on or before June 30, 2009 and Pulte Home does not foreclose on its deed of trust as a result of Khalda’s breach of contract, SPT-SWRC could become liable for specific performance to replace the bonds that Khalda failed to complete.

The monetary exposure under these obligations, if any, to SPT-SWRC cannot be determined at this time.

TSG Little Valley and Whiterock Acquisition Co., L.P.

On September 30, 2008, the Advisor entered into a Purchase and Sale Agreement and Joint Escrow Instructions to purchase certain parcels of land from TSG Little Valley, L.P., a California limited partnership (“TSG Little Valley”), consisting of 163 entitled, but unimproved, residential lots, located in the City of Lake Elsinore, County of Riverside, State of California (the “TSG Little Valley Project”). The contract purchase price is

$4,890,000. Our Advisor paid an initial non-refundable deposit to TSG Little Valley of $1,000,000 on October 7, 2008. The $1,000,000 deposit was paid solely from the proceeds of our initial public offering. The closing of this transaction is subject to the concurrent acquisition of 356 entitled but unimproved, residential lots and 2 commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse Securities (USA) Limited) (“White Rock Project”). These properties are located in the City of Lake Elsinore, California. The closing date of this transaction is currently scheduled for April 15, 2009.

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of TSG Little Valley, is a shareholder of ours with ownership of 42,100 shares as of March 31, 2009 which represents approximately 2.07% of our total shares outstanding including restricted stock options granted to our officers and directors. TSG Little Valley is also a shareholder of ours with ownership of 380,500 shares as of March 31, 2009 which represents approximately 18.73% of our total shares outstanding including restricted stock options granted to our officers and directors.

We also executed the following loan transaction in the year 2008:

Mesquite Venture I, LLC — $600,000 Secured Loan

On September 30, 2008, we originated, through SPT Real Estate Finance, LLC, an affiliated entity 100% owned by the Operating Partnership (“SPT Real Estate Finance”), one real estate loan of $600,000. The loan is a second position lien behind a $3,681,000 first position lien, the term of the loan is nine months and bears interest at an annual rate of 14%. The loan is secured by a second deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. This real estate loan was recorded as a note receivable with $63,000 of prepaid interest netted against the note balance on our consolidated balance sheet. As of December 31, 2008, the unamortized balance of prepaid interest remaining totaled $42,000.

Aware Development Inc — $2,300,000 Secured Loan

On January 9, 2009, SPT Real Estate Finance closed two separate loans to Aware Development Company, Inc., a California corporation (“Aware”). One loan was in the amount of $1,886,000 and one loan was in the amount of $414,000. The loans were made from the proceeds of the offering and pursuant to two secured notes, each dated January 9, 2009 (the “Notes”). The Notes are secured by two separate Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents, each dated January 9, 2009 (collectively, “Pledge Agreements”), by and between Aware and SPT Real Estate Finance encumbering real property situated in the County of Riverside, California. Interest is payable on the Notes to SPT Real Estate Finance at a rate of 28% per annum and the principal amount of the Notes plus accrued interest are due and payable six months from the date of funding, or July 9, 2009. These Notes cannot be prepaid in whole or in part prior to such date, except in connection with a payoff by Aware of the underlying notes in favor of Vineyard Bank N.A., a national banking association (the “Bank”), in accordance with the Pledge Agreements.

This was a related party transaction. Prior to the closing, Aware had entered into two separate Note Purchase Agreements with Vineyard Bank (the “Note Purchase Agreements”). Pursuant to the Note Purchase Agreements, Aware had agreed to purchase from the Bank two loans made by the Bank to Springbrook Investments, L.P., a California limited partnership (“Springbrook”), whose general partner is a California corporation of which the stock is 100% owned by The Shopoff Revocable Trust dated August 12, 2004 (the “Trust”). William and Cindy Shopoff are the sole trustees of the Trust. William Shopoff is our president, chief executive officer and chairman of the board of directors. One of the two loans made by the Bank to Springbrook was in the original principal amount of $5,187,000 and one was in the original principal amount of $1,072,000 (as heretofore modified, collectively the “Vineyard Loans”).

The following are additional material terms with respect to the Vineyard Loans:

•	Aware agreed that, in the absence of additional defaults other than payment defaults, Aware would forbear from exercising its rights and remedies under the Vineyard Loans, including without limitation foreclosure, from the date January 9, 2009 through July 9, 2009 (“Forbearance Period”), in order to allow Springbrook time to attempt to refinance the Vineyard Loans. During the Forbearance Period, interest and other required payments under the Vineyard Loans will continue to accrue at the stated rate, and will be added to principal.

•	At any time during the Forbearance Period, Aware shall accept, as payment in full under the Vineyard Loans, with respect to one note, the sum of $1,896,000 plus all accrued interest then due under the Notes, of which amount Springbrook shall cause to be paid $1,886,000 directly to SPT Real Estate Finance, and $10,000 to Aware and all other amounts directly to Lender and, with respect to the second note, the sum of $424,000 plus all accrued interest then due under the Notes, of which amount Springbrook shall cause to be paid $414,000 directly to SPT Real Estate Finance, LLC and $10,000 to Aware and all other amounts directly to Lender.

•	The commercial guaranties executed by William A. Shopoff, an individual, and William A. Shopoff and Cindy I. Shopoff, as Trustees of the Trust, in connection with the Vineyard Loans, have been released, and Aware has waived any and all right to recover under the same.

This transaction was approved by a majority of our board of directors (without the participation of William A. Shopoff), including a majority of our independent directors.

The compensation received by the Advisor and our other affiliates upon consummation of this transaction was as follows: (i) an acquisition fee equal to 3% of the loan amount, or $69,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $3,833 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.

SPT Real Estate Finance funded the secured loan solely from the proceeds of our initial public offering.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless this requirement is waived by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

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

Holders of Record

We had approximately 200 shareholders of record as of March 31, 2009.

Distribution Information

In order to qualify as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We own one real estate investment, have made two real estate-related investments, and we have identified one probable investment. Consistent with our investment policy, we will acquire and hold undeveloped real estate assets as a long-term investment and will not realize any income from these properties until they are sold. Accordingly, we cannot predict when, if ever, we will generate any income or income sufficient to pay cash dividends to our stockholders. The amount of any cash dividends will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If and when our investments produce operating cash flow, we expect to pay dividends to you on a periodic basis as determined by our board of directors. Because our cash available for distribution in any year may be less than 90% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities and/or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

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

Dividends

Our board of directors will determine the amount and timing of cash dividends to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by (i) our ability to identify and make real estate or real estate-related investments as net offering proceeds become available, (ii) the amount of the returns upon the sale of those real estate or real estate-related investments we make, and (iii) our operating expense levels, as well as many other variables.

Unregistered Sales of Equity Securities

On November 27, 2006, prior to the commencement of our initial public offering, the Sponsor purchased 21,100 shares of our common stock for cash in a private offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Redemption of Equity Securities

We do not have an authorized and approved share redemption plan. The board of directors could consider such a plan but no such consideration was made as of December 31, 2008. Consequently, there is the risk that our stockholders may not be able to redeem their shares at a time or price acceptable to them.

Use of Proceeds from Sales of Registered Securities

On August 29, 2007, our Registration Statement on Form S-11 (File No. 333-139042), covering a public offering of up to 20,100,000 shares of our common stock, was declared effective under the Securities Act of 1933. The offering has commenced and is on-going. The termination date of the offering is August 29, 2009. We are offering the

20,100,000 shares in our offering at an aggregate offering price of up to $200,000,000, or $9.50 per share for the first 2,000,000 shares sold and $10.00 per share for the remaining 18,100,000 shares sold.

We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share.

As of December 31, 2008, we had sold 1,836,200 shares of our common stock for $17,443,900 excluding shares purchased by the Sponsor.

At December 31, 2008, on our behalf, the Sponsor had incurred selling commissions, broker-dealer fees, and other organization and offering costs in the amounts set forth below. These expenses are our obligation, however, at no time will our obligation for such costs and expenses exceed 12.34% of the total proceeds raised in the offering. Accordingly, only a portion of these expenses have been reflected in the accompanying consolidated balance sheet.

		Estimated/
Type of Expense Amount	Amount	Actual

Selling commissions and broker-dealer fees	$—
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	$4,624,000	Actual

Total expenses	$4,624,000	Actual

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

As of
December 31,
2008

Balance sheet data:
Cash and cash equivalents	$7,486,696
Notes Receivable, net	558,000
Real estate deposits	3,300,000
Real estate investments	2,614,134
Prepaid expenses and other assets	55,807
Property, Plant, Equipment, net	45,047

Total Assets	$14,059,684

Liabilities
Accounts Payable and accrued liabilities	$64,596
Due to related parties	132,135

Total Liabilities	$196,731

Minority Interest	100

Stockholders equity
Common Stock $0.01 par value	18,573
Additional Paid In Capital, net of offering costs	15,472,346
Accumulated Deficit	(1,628,066)

Total Stockholders’ equity	13,862,853

Total Liabilities and Stockholder’s Equity	$14,059,684

For the
Year Ended
December 31,
2008

Operating data:
Revenues
Interest Income — Note Receivable	$21,000
Interest Income — Other	131,356

Total Revenues	152,356

Operating Expenses
Due Diligence	1,027,888
Professional Fee	264,433
Insurance	208,589
Board Of Director Compensation	59,335
General and Administrative	58,211

Total Operating Expenses	1,618,456

Net Loss	$(1,466,100)

Other data:
Cash flows used in operating activities	(1,484,712)
Cash flows used in investing activities	(6,521,276)
Cash flows provided by financing activities	(15,292,134)
Per share data:
Net loss per common share — basic and diluted	$(2.32)
Weighted-average number of common shares outstanding	631,921

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2009. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our on-going initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. As of December 31, 2008 we sold 1,836,200 shares of common stock for $17,443,900, excluding shares purchased by the Sponsor. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold.

We filed a Post Effective Amendment No. 1 to our registration statement on April 30, 2008. The SEC declared our Post Effective Amendment No. 1 to our registration statement on Form S-11 for our on-going initial public offering effective on May 13, 2008.

We filed a Post Effective Amendment No. 2 to our registration statement on January 21, 2009. The SEC declared our Post Effective Amendment No. 2 to our registration statement on Form S-11 for our on-going initial public offering effective on February 9, 2009.

During the three months ended December 31, 2008 the Company acquired its first real estate property; as such, management believes that the Company commenced its planned principal operations and transitioned from a development stage enterprise to an active company.

We have used and will continue to use the proceeds of our on-going initial public offering to acquire undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders, to obtain entitlements on such opportunities if applicable, and to hold such assets as long-term investments for eventual sale. “Entitlements” is an all inclusive term used to describe the various components of our value added business plan. We will undertake various functions to enhance the value of our land holdings, including land planning and design, engineering and processing of tentative tract maps and obtaining required environmental approvals. All of these initial entitlements are discretionary actions as approved by the local governing jurisdictions. The subsequent entitlement process involves obtaining federal, state, or local biological and natural resource permits if applicable. Federal and state agencies may include the U.S. Army Corps of Engineers, the U.S. Fish and Wildlife Service, state wildlife, or others as required. By obtaining these approvals or entitlements, we can remove impediments for development for future owners and developers of the projects. It is through this systematic process that we believe that we can realize profits for our investors by enhancing asset values of our real estate holdings. The majority of the property acquired will be located primarily in the States of California, Nevada, Arizona, Hawaii and Texas. If market conditions dictate and if approved by our board of directors, we may invest in properties located outside of these states. On a limited basis, we may acquire interests in income producing properties and ownership interests in firms engaged in real estate activities or whose assets consist of significant real estate holdings, provided these investments meet our overall investment objectives. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, or wholly owned subsidiaries of the Operating Partnership. Our wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership. We have no paid employees. The Advisor, conducts our operations and manages our portfolio of real estate investments.

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the current real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This changes the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removes much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005-2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term and expect this to put downward pressure on near term prices. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan is to be in a position to capitalize on these opportunities for capital appreciation.

As of December 31, 2008, we had purchased one property and had made one investment. We had one property in escrow as of December 31, 2008 and had opened and funded a second unrelated escrow for a secured loan. We have not completed the acquisition of any properties since December 31, 2008 and we have not placed any additional properties in escrow since December 31, 2008. We have made one investment since December 31, 2008, a secured loan which closed January 9, 2009. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until more arrangements are made to acquire properties and real estate-related investments, we will keep the net proceeds of this offering in short-term, liquid investments.

A portion of the proceeds of our on-going offering will be reserved to meet working capital needs and contingencies associated with our operations. We believe this reserve allocation will aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. We will initially allocate to our working capital reserve not less than 0.5% and not more than 5% of the gross proceeds of the offering (assuming we raise the maximum offering). As long as we own any undeveloped real estate assets, we will retain as working capital reserves an amount equal to at least 0.5% and not more than 5% of the gross proceeds of the offering, subject to review and re-evaluation by the board of directors. If reserves and any available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties and/or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code for our tax year ending December 31, 2009. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income, excluding net capital gains. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income (if any) and results of operations.

Results of Operations

Because we recently broke escrow, our results of operations as of the date of this report are not indicative of those expected in future periods. The SEC declared our Post Effective Amendment No. 1 to our registration statement on Form S-11 for our on-going initial public offering effective on May 13, 2008 and declared our Post Effective Amendment No. 2 to our registration statement on Form S-11 for our on-going initial public offering effective on February 9, 2009.

As of December 31, 2008, we have acquired one property in an amount of $2,000,000 and incurred closing and related costs of approximately $614,000 which includes $476,774 in reconveyance costs.

As of December 31, 2008, we have originated one secured real estate loan receivable in an amount of $600,000 and incurred zero closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of December 31, 2008 we have received $21,000 in interest income from the secured real estate loan receivable and an acquisition fee of $18,000, or 3% of the contract price, which was paid upon the closing of escrow on September 30, 2008 and subsequently paid to the Advisor.

Expenses for the year ended December 31, 2008 approximated $1,618,456. These expenses consisted primarily of due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us, professional fees, insurance premiums, independent director fees, and other general and administrative expenses. We expect expenses to increase in the future based on a full year of real estate operations, as well as from the increased activity as we make real estate investments, but we expect these expenses to decrease as a percentage of total revenue.

For the year ended December 31, 2008, we had a net loss of $1,466,100 due primarily to general and administrative costs, consisting primarily of insurance premiums, independent director fees, printing and professional fees and due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us. These general and administrative costs and due diligence expenses were partially offset by interest income received by us on stock subscriptions, an acquisition fee received from a secured real estate loan receivable which closed escrow on September 30, 2008, and interest income received from the aforementioned secured real estate loan receivable.

Comparison of Twelve Months Ended December 31, 2008 to Twelve Months Ended December 31, 2007

We had limited operations during the period ended December 31, 2007, because our registration statement was not declared effective with the SEC until August 29, 2007. We were designated as a development stage enterprise as a result of our limited operations for the twelve months ended December 31, 2007. We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008.

We incurred due diligence costs related to projects not acquired of $1,027,888 in 2008 compared to $0 in 2007.

We incurred professional fees of $264,433 in 2008 compared to $25,154 in 2007.

We incurred insurance expenses of $208,589 in 2008 compared to $133,603 in 2007.

We incurred director compensation of $59,335 in 2008 compared to $0 in 2007.

We incurred general and administrative expenses of $58,211 in 2008 compared to $4,874 in 2007.

No other expenses were incurred in 2008 and in 2007.

We earned interest income of $152,356 from subscription proceeds and interest on a secured real estate note receivable in 2008 compared to $1,665 in 2007 earned solely from subscription proceeds.

Recent Market Developments

There have been historic disruptions in the financial system during the year 2008. The recent failure of large U.S. financial institutions and the resulting turmoil in the U.S. and global financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the U.S. On October 3, 2008, the Troubled Asset Relief Program was signed into law, as part of the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the U.S. Department of the Treasury authority to deploy up to $700 billion to improve liquidity in the capital markets, including the authority to direct $250 billion into preferred stock investments in banks. Then, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. This legislation was followed by the U.S. President’s Homeowner Affordability and Stability Plan, announced on February 18, 2009, to address the crisis in the mortgage market which has had ripple effects in other parts of the credit markets.

It is presently unclear what impact the EESA, ARRA, the Homeowner Affordability and Stability Plan, and the other liquidity and funding initiatives of the Federal Reserve, and other agencies and any additional programs that may be initiated in the future, will have on the financial markets, the U.S. banking and financial industries, and the broader U.S. and global economies. To the extent the market does not respond favorably to the EESA, ARRA, the Homeowner Affordability and Stability Plan, real estate companies, such as ours, may have difficulty securing mortgage debt at reasonable rates or at all. In addition, while the economic downturn may present opportunities for us to acquire assets that are undervalued, this opportunity is hampered by the increased cost of capital and uncertainty as to when the markets will stabilize.

Organization and Offering Costs

Our organization and offering costs may be paid by the Advisor, our broker-dealer and their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our ongoing initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $4.6 million through December 31, 2008. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through December 31, 2008, we had sold 1,836,200 shares for gross offering proceeds of $17.4 million, excluding shares purchased by the Sponsor and recorded organization and offering costs of $2.2 million.

Liquidity and Capital Resources

We broke escrow in our on-going initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share. As of December 31, 2008, we had sold and accepted 1,836,200 shares of our common stock for $17,433,900 excluding shares issued to the Sponsor. There were 81,800 shares of our common stock issuable upon breaking escrow sold for $777,100 as of December 31, 2007.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the year December 31, 2008. The excess cash generated from financing activities (net of cash used in investing activities and net cash used in operating activities) of $7,486,696 is expected to be used to pay our current and future liabilities and to make additional real estate investments.

As of December 31, 2008, our liabilities totaled $196,731 and consisted of accounts payable and accrued liabilities and due to related parties. We have sufficient liquidity to meet these current obligations as disclosed.

We used $1,484,712 from operating activities for the year ended December 31, 2008 compared to $1,665 that was provided from operating activities for the year ended December 31, 2007. This $1,484,712 was comprised of an operating loss of $1,466,100 comprised primarily of due diligence costs related to projects not acquired of $1,027,888, professional fees of $264,433, insurance expenses of $208,589 and interest income of $152,356 from subscription proceeds and interest on a secured real estate note receivable, a decrease in the amount owed to related parties of $51,765, and increase in accounts payable and accrued liabilities of $64,596, an increase in prepaid expenses and other assets of $35,538 and depreciation expense of $4,095.

We used $6,521,276 in investing activities for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007 as a result of originating a loan secured by real estate in the amount of $600,000 offset by prepaid interest of $42,000 that was netted against the loan balance, the purchase of property plant and equipment of $49,142, the purchase of one real estate property and related project costs in the amount of $2,614,134, and the deposit of a combined $3,300,000 into two separate escrow accounts, $1,000,000 in one for the acquisition of a real estate property, and $2,300,000 in one for a real estate-related investment.

We received $15,292,134 in financing activities for the year ended December 31, 2008 compared to $1,665 that was used in financing activities for the year ended December 31, 2007. The $15,292,134 was primarily comprised of us raising $14,512,551 in net subscription proceeds (after the reimbursement to the Sponsor of $1,933,000 in organization and offering expenses and direct payment by us of $220,431 of organizational and offering expenses incurred) and the receipt of $778,765 in restricted cash comprised of subscription proceeds and interest from the escrow account, which were accepted by us.

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

As we have acquired limited properties, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than the global and regional economic crisis affecting real estate generally, which may be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

Our ability to finance our operations is subject to several uncertainties including those discussed above under “Recent Market Developments” and under “Risk Factors,” and accordingly, we cannot guarantee that we will have adequate cash from this offering in order to fund our operating and administrative expenses, any future debt service obligations and any future payment of distributions to our stockholders. Our ability to ultimately sell our real estate investments is partially dependent upon the condition of real estate markets at the time we are prepared to sell and the ability of purchasers to obtain financing at reasonable commercial rates.

Potential future sources of capital include secured and unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. However, we currently have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Distributions

We have not paid any distributions as of December 31, 2008. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.

The Advisory Agreement

The Advisor will be responsible for overseeing the day to day operations of us and will have the authority to carry out all our objectives and purposes. The Advisor has a fiduciary responsibility to us and to our stockholders in carrying out its duties under this Agreement. In providing advice and services hereunder, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940 or in any state securities law or (ii) cause us to make such investments as would cause us to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940.

Our board of directors has the right to revoke the Advisor’s authority at any time. We shall pay the Advisor the following fees:

Acquisition and Advisory Fees:  3% of, (i) with respect to any real estate asset acquired by us directly or indirectly other than a real estate related investment, the contract purchase price of the underlying property, and (ii) with respect to any real estate related investment acquired by us directly or indirectly, the contract purchase price of the underlying property.

Debt Financing Fee:  1% of amount available under any loan or line of credit made available to us.

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

Disposition Fees:  equal to, (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of: (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract purchase price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price of such real estate-related investments. A disposition fee payable under this section may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. We will pay the disposition fees for a property at the time the property is sold.

Subordinated Participation in Distributable Cash:  The Subordinated Participation in Distributable Cash shall be payable to the Advisor at the time or times that the Company determines that the Subordinated Participation in Distributable Cash has been earned by the Advisor.

Subordinated Incentive Fee Due Upon Listing:  Upon Listing, the Advisor shall be entitled to the Subordinated Incentive Fee Upon Listing. The Subordinated Incentive Fee Due Upon Listing shall be payable to the Advisor following twelve (12) months after Listing. We shall have the option to pay such fee in the form of cash, common stock, a promissory note with interest accrued as of the date of Listing, or any combination of the foregoing, as determined by the board of directors. In the event the Subordinated Incentive Fee Due Upon Listing is paid to the Advisor following Listing, the Advisor will not be entitled to receive any payments of Subordinated Performance Fee Upon Termination or Subordinated Participation in Distributable Cash following receipt of the Subordinated Incentive Fee Due Upon Listing.

Subordinated Performance Fee Due Upon Termination:  Upon termination of this Agreement, the Advisor shall be entitled to the Subordinated Performance Fee Due Upon Termination.

Investment Strategy

Our primary business focus is to buy, hold and sell undervalued, undeveloped non-income producing real estate assets and to generate returns to our stockholders upon disposition of such properties. The land acquired may be zoned for residential, commercial or industrial uses. Our strategy is to invest in properties with the following attributes:

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

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the current real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This changes the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removes much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005-2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term and expect this to put downward pressure on near term prices. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan is to be in a position to capitalize on these opportunities for capital appreciation.

We may acquire other real estate assets and real estate related investments as part of our investment strategy as follows:

Other Property Acquisitions.  We may acquire partially improved and improved properties, particularly those in which there is a potential for a change in use, such as an industrial building changing to high density residential. In addition to fee simple interests, we may acquire long-term leasehold interests and leasehold estates. We may acquire real estate or real estate-related investments relating to properties in various other stages of development. We may enter into purchase and leaseback transactions, under which we will purchase a property from an entity and lease the property back to such entity under a net lease.

Making Loans and Investments in Mortgages.  We do not intend to engage in the business of originating, warehousing or servicing real estate mortgages as a primary business, but we may do so as an ancillary result of our main business of investing in real estate properties. We may provide seller financing on certain properties if, in our judgment, it is prudent to do so. However, our main business is not investing in real estate mortgages, mortgage-backed securities or other securities.

Investment in Securities.  We may invest in equity securities of another entity, other than the Operating Partnership or a wholly-owned subsidiary of us, only if a majority of our directors, including a majority of the independent directors not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and consistent with our investment objectives. We may also invest in community facility district bonds. We will limit this type of investment to no more than 25% of our total assets, subject to certain tests for REIT qualification. We may purchase our own securities when traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests (in addition to repurchases made pursuant to our 2007 equity incentive plan which are subject to the right of first refusal upon transfer by plan participants). We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and the REIT qualification requirements.

Joint Ventures.  We may invest in limited partnerships, general partnerships and other joint venture arrangements with nonaffiliated third parties and with other real estate entities programs formed by, sponsored by or affiliated with the Advisor or an affiliate of the Advisor, if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. When we believe it is appropriate, we will borrow funds to acquire or finance properties.

A discussion of the real estate and real estate-related investments executed by us as of December 31, 2008 is set forth in Item 2 — Properties.

Critical Accounting Policies

As defined by the SEC, our critical accounting policies will be those which are both important to the portrayal of our financial condition and results of operations, and which require management’s most difficult, subjective, and/or complex judgments, often as a result of the need to make significant estimates and assumptions about the future effect of matters that are inherently uncertain. Such estimates and assumptions will be made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the Consolidated Financial Statements if a different amount within a range of estimates were used or if estimates changed from period-to-period. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce actual results that differ from when those estimates were made, perhaps in material adverse ways. As we have started active operations, we anticipate that our critical accounting policies will include those which are described immediately below.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates will be made and evaluated on an on-going basis, using information that is currently available as well as applicable assumptions believed to be reasonable under the circumstances. Actual results may vary from those estimates; in addition, such estimates could be different under other conditions and/or if we use alternative assumptions.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC and SPT-SWRC, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of December 31, 2008.

All intercompany accounts and transactions are eliminated in consolidation.

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

Cost of Real Estate Investments

The Company anticipates that real estate investments will principally consist of wholly-owned undeveloped real estate for which the Company will obtain entitlements and hold such assets as long term investments for eventual sale. Undeveloped real estate not held for sale will be carried at cost subject to downward adjustment for any impairment. Cost will include the purchase price of the land, related acquisition fees, as well as costs related to entitlement, property taxes and interest. In addition, any significant other costs directly related to acquisition and development of the land will be capitalized. The carrying amount of land and related costs will be charged to earnings when the related revenue is recognized.

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

The costs related to the abandoned projects are expensed when management believes that such projects are no longer viable investments.

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

We believe that the accounting related to property valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our property are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our property could be material to our consolidated balance sheets and statements of operations. We will evaluate our property for impairment periodically on an asset-by-asset basis. This evaluation includes three critical assumptions with regard to future sales prices, cost of sales and absorption. The three critical assumptions include the timing of the sale, the land residual value and the discount rate applied to determine the fair value of the income-producing properties on the balance sheet date. Our assumptions on the timing of sales are critical because the real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to acquire and entitle our land and cost to acquire our income-producing properties. Our assumptions on land residual value are critical because it will affect our estimate of what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of the income- producing properties. A higher discount rate reduces the estimated fair value of such properties, while a lower discount rate increases the estimated fair value of these properties. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing property held for investment during these changing market conditions, actual results could differ materially from management’s assumptions and may require material property impairment charges to be recorded in the future.

Long-Lived Assets

Real estate investments are accounted for in accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the years ended December 31, 2008 and 2007.

SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Note Receivable

The note receivable is recorded at cost and reviewed for potential impairment at each balance sheet date. A note receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the note’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a note was deemed to be impaired, the Company would record a reserve for note receivable losses through a charge to income for any shortfall. Interest income is recognized when it is earned.

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

If we are the interest holder that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, we will be deemed to be the primary beneficiary and must consolidate the VIE. Management will use its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. In the primary beneficiary decision, it is important to realize that a holder which will absorb the majority of losses takes precedence over any other interest holder. The determination of which enterprise (if any) is the primary beneficiary would be made as of the date we first become involved with the VIE — unless events requiring reconsideration of the status of the entity’s variable interest holders have occurred.

Investments in companies that are not consolidated will be accounted for using the equity method when we have the ability to exert significant influence. Generally, significant influence will exist if we have the ability to exercise significant influence over the operating and financial policies of an investee, which may need to include the ability to significantly influence the outcome of corporate actions requiring shareholder approval of an investee. Significant influence is generally presumed to be achieved by owning 20 percent or more of the voting stock of the investee. However, we will be required to evaluate all of the facts and circumstances relating to the investment to determine whether there is predominant evidence contradicting our ability to exercise significant influence, such as the inability by us to obtain financial information from the investee. Under this method , an investee company’s accounts are not reflected within our consolidated balance sheet and statement of operation; however, our share of the earnings or losses of the investee company will be reflected in the caption “Equity in net earning of unconsolidated subsidiaries” in our statement of operations. Our carrying value in an equity method investee company will be reflected in the caption “Investments in unconsolidated subsidiaries” in our consolidated balance sheet.

Investments in companies in which we cannot exert significant influence will be accounted for under the cost method. Under this method, our share of the earnings or losses of such investee companies will not be included in our consolidated balance sheet or statement of operations.

The accounting policy relating to the need to consolidate or to account for such investments or acquisitions using the equity method of accounting is a critical accounting policy due to the judgment required in determining whether we are the primary beneficiary or have control or significant influence.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2009. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any year, we will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

For the period ended December 31, 2008, we had a pretax loss of approximately $1,466,000. We recorded a full valuation allowance against the losses, thus eliminating the tax benefit of the losses. In assessing the realizability of the net deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Because of the valuation allowance, we had no deferred tax expense / (benefit).

At December 31, 2008, we had tax net operating loss carry-forwards of approximately $1,627,000 for both federal and state income tax purposes. The net operating losses will begin expiring in 2027 and 2017 for federal and state purposes respectively. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carry-forwards may be subject to an annual limitation on the utilization of these carry-forwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. When we elect to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code the utilization of the net operating losses will be diminished.

We adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to our beginning tax positions. As of December 31, 2008, we did not have any unrecognized tax benefits.

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

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning January 1, 2009. Management is evaluating what effect such statement will have on our consolidated financial statements.

Also, on December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is January 1, 2009. Like SFAS 141(R) discussed above, earlier adoption is prohibited. Management is evaluating what effect such statement will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 20,100,000 shares of common stock on August 29, 2007. As of March 31, 2009, we had accepted aggregate gross offering proceeds of approximately $17,443,900.

Real Estate- Related Investment

On January 9, 2009, SPT Real Estate Finance closed two separate loans to Aware. One loan was in the amount of $1,886,000 and one loan was in the amount of $414,000. The loans were made from the proceeds of the offering and pursuant to two secured Notes. The Notes are secured by two separate Pledge Agreements by and between Aware and SPT Real Estate Finance, encumbering real property situated in the County of Riverside, California. Interest is payable on the Notes to SPT Real Estate Finance at a rate of 28% per annum and the principal amount of the Notes plus accrued interest are due and payable six months from the date of funding, or July 9, 2009. These Notes cannot be prepaid in whole or in part prior to such date, except in connection with a payoff by Aware of the underlying notes in favor of the Bank in accordance with the Pledge Agreements.

This was a related party transaction. Prior to the closing, Aware had entered into two separate Note Purchase Agreements with Vineyard Bank (the “Note Purchase Agreements”). Pursuant to the Note Purchase Agreements, Aware had agreed to purchase from the Bank two loans made by the Bank to Springbrook Investments, L.P., a California limited partnership (“Springbrook”), whose general partner is a California corporation of which the stock is 100% owned by The Shopoff Revocable Trust dated August 12, 2004 (the “Trust”). William and Cindy Shopoff are the sole trustees of the Trust. William Shopoff is our president, chief executive officer and chairman of the board of directors. One of the two loans made by the Bank to Springbrook was in the original principal amount of $5,187,000 and one was in the original principal amount of $1,072,000 (as heretofore modified, collectively the “Vineyard Loans”).

The following are additional material terms with respect to the Vineyard Loans:

•	Aware agreed that, in the absence of additional defaults other than payment defaults, Aware would forbear from exercising its rights and remedies under the Vineyard Loans, including without limitation foreclosure, from the date January 9, 2009 through July 9, 2009 (“Forbearance Period”), in order to allow Springbrook time to attempt to refinance the Vineyard Loans. During the Forbearance Period, interest and other required payments under the Vineyard Loans will continue to accrue at the stated rate, and will be added to principal.

•	At any time during the Forbearance Period, Aware shall accept, as payment in full under the Vineyard Loans, with respect to one note, the sum of $1,896,000 plus all accrued interest then due under the Notes, of which amount Springbrook shall cause to be paid $1,886,000 directly to SPT Real Estate Finance, and $10,000 to Aware and all other amounts directly to Lender and, with respect to the second note, the sum of $424,000 plus all accrued interest then due under the Notes, of which amount Springbrook shall cause to be paid $414,000 directly to SPT Real Estate Finance, and $10,000 to Aware and all other amounts directly to Lender.

•	The commercial guaranties executed by William A. Shopoff, an individual, and William A. Shopoff and Cindy I. Shopoff, as Trustees of the Trust, in connection with the Vineyard Loans, were released, and Aware waived any and all right to recover under the same.

This transaction was approved by a majority of our board of directors, including a majority of our independent directors.

The compensation received by the Advisor, and its affiliates upon consummation of this transaction was as follows: (i) an acquisition fee equal to 3% of the loan amount, or $69,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $3,833 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.

SPT Real Estate Finance funded the secured loan solely from the proceeds of our initial public offering.

SEC Action

The SEC declared our Post Effective Amendment No. 2 to our registration statement on Form S-11 for our on-going initial public offering effective on February 9, 2009.

Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers

On February 11, 2009, Diane Kennedy resigned as a member of our board of directors. Diane Kennedy was the Chairperson of our Audit Committee and was designated as the Audit Committee’s financial expert. Our director, Glenn Patterson, was appointed by the board of directors as Audit Committee financial expert on an interim basis until a replacement for Diane Kennedy is appointed.

Sale of Real Estate Property

On February 27, 2009, our affiliate, SPT-SWRC executed a Purchase and Sale and Escrow Agreement for the sale of the Pulte Home Project, purchased on December 31, 2008 from Pulte Home Corporation, to Khalda Development Inc, a California corporation. The contract sales price is $5,000,000. On March 5, 2009, the buyer unconditionally released to SPT-SWRC deposits related to the purchase and sale. The buyer agreed to assume SPT-SWRC’s obligation to replace existing subdivision improvement agreements and related bonds on or before June 30, 2009. The transaction closed on March 20, 2009.

When SPT-SWRC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC agreed as a condition of ownership to assume responsibility of a specific performance requirement as detailed in the Reconveyance Agreement, an assignment of which was an exhibit in the original Purchase Agreement. The requirement obligates SPT-SWRC to complete specific development requirements on adjacent parcels of land not owned by SPT-SWRC. Currently the primary obligor of this specific development requirement is Khalda Development Inc., through their purchase of said property from SPT-SWRC on March 20, 2009 and subsequent assumption of the Reconveyance Agreement. If Khalda Development Inc. fails to perform its obligations under the assumed Reconveyance Agreement then the obligee could look to SPT-SWRC as a remedy. The monetary exposure to SPT-SWRC cannot be determined at this time

When SPT-SWRC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC agreed as a condition of ownership to replace existing subdivision improvement agreements and related bonds (or the “bonds”) on or before June 30, 2009. To secure this obligation, SPT-SWRC executed a deed of trust in favor of Pulte Home. When SPT-SWRC sold this property to Khalda on March 20, 2009 Pulte Home decided that it preferred to keep SPT-SWRC as the primary obligor for the replacement of the bonds. Khalda took ownership of this property subject to the Pulte Home deed of trust with SPT-SWRC as the trustor and agreed to assume the obligation to replace the bonds on or before June 30, 2009. If Khalda does not perform on their obligation to replace the bonds on or before June 30, 2009 and Pulte Home does not foreclose on its deed of trust as a result of Khalda’s breach of contract then SPT-SWRC could be liable for specific performance to replace the bonds that Khalda failed to complete. The monetary exposure, if any, to SPT-SWRC cannot be determined at this time.

Financial Information

Subsequent to December 31, 2008 and through March 31, 2009, organization and offering costs totaling approximately $89,300 were incurred by the Advisor and its affiliates on behalf of us.

Subsequent to December 31, 2008, our escrow agent had received approximately $58,900 of gross offering proceeds to purchase 6,200 shares of our common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of December 31, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008 our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On December 31, 2008, we completed our first investment in undeveloped real estate assets. As a result, we have emerged from the development stage. We have implemented changes in its internal controls over financial reporting that are appropriate for the transition from our development stage to operational stage. We will continue to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with its business.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company and our audit committee financial expert (i) is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year, or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Code of Conduct

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to our principal executive officer, principal financial officer, our other executive officers, and all employees who perform these functions. A copy of the Code of Business Conduct and Ethics is available to any person without charge by submitting a request to our Chief Financial Officer at 8951 Research Drive, Irvine, California 92618. If we amend our Code of Business Conduct and Ethics as applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the code of ethics to any such person, we will disclose such amendment or waiver on our website at www.shopoffpropertiestrust.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning management remuneration and transactions (i) is incorporated by reference from the section entitled “Election of Directors” and “Executive Compensation” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year, or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2008 relating to our 2007 Equity Incentive Plan pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	1,655,000	$—	1,481,250
Equity compensation plans not approved by security holders	—	—	—

Total	1,655,000	$—	1,481,250

Information concerning security ownership of certain beneficial owners and management (i) is incorporated by reference from the section entitled “Stock Ownership” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year, or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions with management and others and information regarding director independence (i) is incorporated by reference from the section entitled Executive Compensation — Certain Relationships and Related Transactions of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year, or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services (i) is incorporated by reference from the section entitled Ratification of Appointment of Independent Public Accountants of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year, or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.  Financial Statements

2.  Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.  Exhibits

Exhibit
Number	Exhibit

1.1	Broker-Dealer Agreement between Shopoff Properties Trust, Inc. and Shopoff Securities, Inc. (filed as Exhibit 1.1 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Registration No. 333-139042) and incorporated herein by reference).
3.1	Charter of the Registrant (filed as Exhibit 3.1 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.2	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to Shopoff Properties Trust’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
3.3	Bylaws of the Registrant (filed as Exhibit 3.2 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 on June 22, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.5	Agreement of Limited Partnership of Shopoff Partners (filed as Exhibit 3.5 on June 6, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
4.1	Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 on March 30, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
10.1	2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (Reg. No. 333-152782) on August 5, 2008 and incorporated herein by reference).+
10.2	Advisory Agreement between Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.2 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
10.3	Amendment to Advisory Agreement, dated January 21, 2009, by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.4 on January 22, 2009 to Shopoff Properties Trust’s Post-Effective Amendment No. 2 (Reg. No. 333-139042) and incorporated herein by reference).

Exhibit
Number	Exhibit

10.4	Subscription Escrow Agreement by and between Shopoff Properties Trust, Inc., and Wells Fargo Bank, N.A. (filed as Exhibit 10.3 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11 and incorporated herein by reference).
10.5	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 23, 2008 and amendments thereto (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.6	Assignment and Assumption Agreement by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 30, 2008 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.7	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated September 30, 2008 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
10.8	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated December 30, 2008 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.9	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $414,000 dated January 9, 2009 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.10	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $1,886,000 dated January 9, 2009 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.11	Promissory Note in the amount of $1,886,000, dated January 9, 2009 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.12	Promissory Note in the amount of $414,000, dated January 9, 2009 (filed as Exhibit 10.4 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.13	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 13, 2009 (filed as Exhibit 10.4 to Post-Effective Amendment No. 2 (Registration No. 333-139042) on January 22, 2009 and incorporated herein by reference).
10.14	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 4, 2009 and incorporated herein by reference).
10.15	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Khalda Development, Inc., dated February 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 26, 2009 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensation plan.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Shopoff Properties Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shopoff Properties Trust, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopoff Properties Trust, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
March 30, 2009

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$7,486,696	$200,550
Restricted cash	—	778,765
Note receivable, net	558,000	—
Real estate deposits	3,300,000	—
Real estate investments	2,614,134	—
Prepaid expenses and other assets	55,807	20,269
Property and equipment, net	45,047	—

Total assets	$14,059,684	$999,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$64,596	$—
Due to related parties	132,135	183,900

Total liabilities	196,731	183,900

Commitments and Contingencies
Minority interest	100	100
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,857,300 and 21,100 shares issued and outstanding at December 31, 2008 and 2007, respectively	18,573	211
Common stock issuable upon breaking escrow, $0.01 par value, zero and 81,800 shares at December 31, 2008 and 2007, respectively	—	818
Additional paid-in capital, net of offering costs	15,472,346	976,521
Accumulated deficit	(1,628,066)	(161,966)

Total stockholders’ equity	13,862,853	815,584

Total liabilities and stockholders’ equity	$14,059,684	$999,584

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

REVENUE
Interest income, note receivable	$21,000	$—
Interest income, other	131,356	1,665

Total revenue	152,356	1,665

EXPENSES
Due diligences costs related to properties not acquired	1,027,888	—
Professional fees	264,433	25,154
Insurance	208,589	133,603
Director compensation	59,335	—
General and administrative	58,211	4,874

Total expenses	1,618,456	163,631

NET LOSS	$(1,466,100)	$(161,966)

Net loss per common share, basic and diluted	$(2.32)	$(7.68)

Weighted-average number of common shares, issued and outstanding	631,921	21,100

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

			Common
			Stock Issuable
			Upon Breaking		Additional		Total
	Common Stock		Escrow		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — December 31, 2006	21,100	$211	—	$—	$200,239	$—	$200,450
Common stock issuable upon breaking escrow	—	—	81,800	818	776,282	—	777,100
Net loss	—	—	—	—	—	(161,966)	(161,966)

Balance — December 31, 2007	21,100	211	81,800	818	976,521	(161,966)	815,584
Common stock issuable upon breaking escrow	—	—	(81,800)	(818)	(776,282)	—	(777,100)
Issuance of common stock	1,836,200	18,362	—	—	17,425,538	—	17,443,900
Offering costs paid to sponsor	—	—	—	—	(2,153,431)	—	(2,153,431)
Net loss	—	—	—	—	—	(1,466,100)	(1,466,100)

Balance — December 31, 2008	1,857,300	$18,573	—	$—	$15,472,346	$(1,628,066)	$13,862,853

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,466,100)	$(161,966)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	4,095	—
Changes in net assets and liabilities
Prepaid expenses and other assets	(35,538)	(20,269)
Accounts payable and accrued liabilities	64,596	—
Due to related parties	(51,765)	183,900

Net cash (used in) provided by operating activities	(1,484,712)	1,665

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable, net	(558,000)	—
Real estate investments	(2,614,134)	—
Purchase of property and equipment	(49,142)	—
Real estate deposits	(3,300,000)	—

Net cash used in investing activities	(6,521,276)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to subscribers, net of offering costs	14,512,551	—
Common stock issuable upon breaking escrow	818	777,100
Restricted cash	778,765	(778,765)

Net cash provided by (used in) financing activities	15,292,134	(1,665)

Net change in cash	7,286,146	—
CASH — beginning of year	200,550	200,550

CASH — end of year	$7,486,696	$200,550

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

1.	ORGANIZATION AND NATURE OF BUSINESS

Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. The Trust intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its tax year ending December 31, 2009. The Trust was incorporated to raise capital and acquire ownership interests in undeveloped real estate assets for which it will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire partially improved and improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company”). The Company adopted December 31 as its fiscal year end.

The Company’s day-to-day operations are being managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”), as further discussed in Note 5. The Advisor is also providing investment recommendations as well as marketing, sales and client services to the Company.

The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of 1,700,000 shares of common stock. Until the Company met the minimum offering requirement, all proceeds raised from the offering were held in an escrow account at Wells Fargo Bank N.A. The interest earned on the funds in the escrow account at Wells Fargo Bank N.A. was retained by the Company. As of December 31, 2008, the Company had accepted subscriptions for the sale of 1,836,200 shares of its common stock at a price of $9.50 per share not including shares issued to The Shopoff Group L.P., the sponsor of the Company. The Company has 163,800 shares of common stock at a price of $9.50 remaining for sale.

On September 30, 2008, the Company had originated one loan secured by real estate for $600,000 to Mesquite Venture I, LLC (see Note 3).

On December 31, 2008, the Company completed the purchase of 469 partially improved lots, from Pulte Home Corporation (see Note 4); as such, management believes that the Company started its planned principal operations of actively investing in real estate assets on such date and was no longer in the development stage.

The Company’s majority-owned subsidiary, Shopoff Partners, L.P., a Maryland limited partnership (the “Operating Partnership”), or wholly owned subsidiaries of the Operating Partnership, will own substantially all of the properties acquired on behalf of the Company. The Trust’s wholly owned subsidiary, Shopoff General Partner, LLC, a Maryland limited liability company (the “Sole General Partner”), is the sole general partner of the Operating Partnership and owns 1% of the equity interest therein. The Trust and the Advisor own 98% and 1% of the Operating Partnership, respectively, as limited partners. During September 2008, SPT Real Estate Finance, LLC was formed principally to originate real estate loans and conduct real estate-related investments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity. Management believes that these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates will be made and evaluated on an on-going basis, using information that is currently available as well as applicable assumptions believed to be reasonable under the circumstances. Actual results may vary from those estimates; in addition, such estimates could be different under other conditions and/or if the Company use alternative assumptions.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of the sole general partner are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC and SPT-SWRC, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of December 31, 2008.

All intercompany accounts and transactions are eliminated in consolidation.

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

FASB No. 46(R) did not have a material effect on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Cost of Real Estate Investments

The Company anticipates that real estate investments will principally consist of wholly-owned undeveloped real estate for which the Company will obtain entitlements and hold such assets as long term investments for eventual sale. Undeveloped real estate not held for sale will be carried at cost subject to downward adjustment for any impairment. Cost will include the purchase price of the land, related acquisition fees, as well as costs related to entitlement, property taxes and interest. In addition, any significant other costs directly related to acquisition and development of the land will be capitalized. The carrying amount of land and related costs will be charged to earnings when the related revenue is recognized.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The costs related to the abandoned projects are expensed when management believes that such projects are no longer viable investments.

Property Held for Sale

Property held for sale (none at December 31, 2008) will be accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This pronouncement, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, requires that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods report the results of operations of the component as discontinued operations.

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

Long-Lived Assets

Real estate investments are accounted for in accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the years ended December 31, 2008 and 2007.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Note Receivable

The note receivable is recorded at cost and reviewed for potential impairment at each balance sheet date. A note receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the note’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the note receivable to the present value of the expected cash flows or the fair value of the collateral. If a note was deemed to be impaired, the Company would record a reserve for note receivable losses through a charge to income for any shortfall. Loan origination fees shall be deferred and recognized over the life of the loan as an adjustment of yield. Interest income is recognized when it is earned. See Note 3 for additional information.

Revenue and Profit Recognition

The Company intends to report gain on sale of investment properties in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate. In order to qualify for immediate recognition of revenue on the transaction date, SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. The Company would expect these criteria to be met at the close of escrow. SFAS No. 66 also requires that the seller not have any substantial continuing involvement with the property. If the Company have a commitment to the buyer in a specific dollar amount, such commitment will be accrued and the recognized gain on the sale will be reduced accordingly.

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

Organization and Offering Costs

The Company’s organization and offering costs may be paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These other organization and offering costs include all expenses to be paid by us in connection with the Company’s ongoing initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the advisory agreement and the broker-dealer agreement, the Company is obligated to reimburse the advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on the Company’s behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of the Company’s gross offering proceeds. The Company’s Advisor and its affiliates have incurred on the Company’s behalf organization and offering costs of $4.6 million through December 31, 2008. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of the Company’s ongoing initial public offering through December 31, 2008, the Company had sold 1,836,200 shares for gross offering proceeds of $17.4 million and recorded organization and offering costs of $2.2 million. See Note 8 for additional information.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2009. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

For the period ended December 31, 2008, the Company had a pretax loss of approximately $1,466,000. The Company recorded a full valuation allowance against the losses, thus eliminating the tax benefit of the losses. In assessing the realizability of the net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Because of the valuation allowance, the Company had no deferred tax expense / (benefit).

At December 31, 2008, the Company had tax net operating loss carry-forwards of approximately $1,627,000 for both federal and state income tax purposes. The net operating losses will begin expiring in 2027 and 2017 for federal and state purposes respectively. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry-forwards may be subject to an annual limitation on the utilization of these carry-forwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. When the Company elects to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code the utilization of the net operating losses will be diminished.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of December 31, 2008, the Company did not have any unrecognized tax benefits.

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000. Bank balances in excess of the FDIC limit as of December 31, 2008 and 2007 approximated $2,481,245 and $769,000, respectively.

As of December 31, 2008, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of December 31, 2008 and 2007 approximated $3,960,643 and $0, respectively. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123-R, Share-Based Payment, which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the consolidated financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

Fair Values of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, real estate deposits accounts payable and accrued liabilities approximate their fair value as of December 31, 2008 and 2007, due to their short-term nature.

In the opinion of management, the fair value of related party transactions can not be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure.

The Company does not have any assets and liabilities that are measured at fair value on a recurring basis and, during the year ended December 31, 2008, did not have any assets and liabilities that were measured at fair value on a non-recurring basis. The measurements referenced in the preceding sentence refer to those described in SFAS No. 157, Fair Value Measurements, as amended.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No, 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. The Company adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

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

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning January 1, 2009. The Company is evaluating what effect such statement will have on the Company’s future consolidated financial statements.

Also on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is January 1, 2009. Like SFAS No. 141(R) discussed above, earlier adoption is prohibited. The Company is evaluating what effect such statement will have on the Company’s future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

3.	NOTE RECEIVABLE

On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, one real estate loan for an amount of $600,000. All attorney and closing costs were paid by the borrower. The loan is a second position lien behind a $3,681,000 first position lien. The term of the loan is nine months due on June 30, 2009 and bears interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. This real estate loan was recorded as a note receivable with $63,000 of prepaid interest netted against the note balance in the accompanying consolidated balance sheets. Prepaid interest is amortized over the life of the note. As of December 31, 2008, the unamortized balance of prepaid interest remaining totaled $42,000. The Company recognized interest income of $21,000 related to this note for the year ended December 31, 2008.

The compensation received by the Company’s Advisor and its affiliates upon consummation of this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.

SPT Real Estate Finance, LLC funded the secured loan solely from the proceeds of the Company’s initial public offering.

4.	REAL ESTATE INVESTMENTS

Winchester Ranch (Pulte Home Project) Acquisition

SPT — SWRC, LLC, an entity 100% owned by the Operating Partnership, was formed in October 2008 principally to acquire real estate properties in the area known as Southwest Riverside County California. SPT — SWRC, LLC is 100% owned by the Operating Partnership and therefore the accounts of SPT — SWRC, LLC are consolidated in the Company’s consolidated financial statements as of December 31, 2008.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SPT-SWRC, LLC, closed on the acquisition of certain parcels of land (the “Pulte Home Project”) pursuant to a purchase and sale agreement dated December 23, 2008, with Pulte Home Corporation, a Michigan corporation (“Pulte Home”), an unrelated entity with the Company or any of its affiliates. The purchase price of the Pulte Home Project was $2,500,000. The purchase agreement was amended on December 23, 2008, which, among other things, lowered the purchase price of the property from $2,500,000 to $2,000,000 and which memorialized certain agreements and understandings requiring SPT-SWRC, LLC to reconvey certain properties following the December 31, 2008 Pulte Home Project closing, pursuant to an existing reconveyance agreement to which the property was subject to. These reconveyances were completed immediately after the acquisition. The purchase agreement was further amended on December 30, 2008, to allocate the payment of legal fees and to provide for the recording of a memorandum pertaining to the reconveyed properties. The Pulte Home Project is located in an area commonly known as Winchester Ranch and consists of partially improved land with the surface being in the first stage of the grading process and with streets and lots undefined (rough graded). The land is zoned for residential properties with a portion set aside for multi-family residential units. The Company incurred acquisition costs of approximately $614,000, which includes $476,774 in reconveyance costs, that were capitalized in the accompanying balance sheets as part of the purchase price.

Pursuant to the purchase agreement, SPT-SWRC, LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing and has executed a deed of trust in the amount of $4,692,800 securing this obligation. This deed of trust also secures SPT- SWRC, LLC’s obligation to record Tract Map No. 30266-2 within 180 days of the closing. Pulte Home has the right of first refusal to repurchase the Pulte Home Project, subject to certain terms and conditions and the Company’s approval of such repurchase.

The compensation received by the Company’s affiliated advisor, Shopoff Advisors, and its affiliates upon consummation of this transaction was as follows: (i) an acquisition fee equal to 3% of the contract purchase price, or $60,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total contract price, or $3,333 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.

The Pulte Home Project was sold in March 2009 (see Note 9)

5.	STOCKHOLDERS’ EQUITY

Common Stock

The Company commenced a best-efforts initial public offering of 2,000,000 shares of its common stock at an offering price of $9.50 per share. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold.

On November 27, 2006, The Shopoff Group L.P., the Company’s sponsor, purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.

As of December 31, 2008, the Company had sold and accepted 1,836,200 shares of its common stock for $17,433,900 not including shares issued to The Shopoff Group L.P. As of December 31, 2008, the Company had not sold any stock subscriptions which had not yet been accepted by the Company.

2007 Equity Incentive Plan

On August 29, 2008, the Company adopted the 2007 Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance shares (sometimes referred to individually or collectively as “Awards”) to the Company’s nonemployee directors, officers, employees, and consultants. Stock options may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code (ISOs), or nonqualified stock options (NQSOs).

The Plan reserves 1,655,000 shares for issuance and to serve as the underlying equity instrument of all Awards granted under the Plan. The Company registered such shares with the Securities and Exchange Commission

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following the commencement of the offering by filing Form S-8 on August 5, 2008. When Awards made under the plan expire, or are forfeited or cancelled, the underlying shares will become available for future Awards under the Plan. Shares awarded and delivered under the Plan may be authorized but unissued, or reacquired shares.

On August 29, 2008, the Company granted 30,000 and 143,750 of restricted stock units to certain directors and officers, respectively, all of which remain unvested at December 31, 2008. During the period of restriction, the restricted stock units shall be subject to the Company’s right of return, which shall lapse beginning on the grant date in equal installments on each anniversary of the grant date over a period of 4 and 5 years for directors and officers, respectively. The fair value per share of the restricted stock units awarded to Directors and Officers during the year ended December 31, 2008 was $9.50, calculated based on the fair value of the Company’s common stock on the date of grant of each award. As of December 31, 2008, the total unrecognized estimated compensation cost related to non-vested restricted stock units granted prior to that date was $1,650,625, which is expected to be recognized over the vesting period of 4.5 years.

6.	OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement.

As of December 31, 2008, such costs and expenses approximated $5,468,000. Of the approximately $5,468,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,937,000. The amount is comprised of due diligence costs related to properties not acquired included in the accompanying consolidated statements of operations in the amount of $1,027,000 and $2,153,000 of organizational and offering costs that was netted against additional paid-in capital in the accompanying consolidated balance sheet.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from its Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of December 31, 2008, the offering had not yet been completed. As the offering had not yet been completed the Sponsor had made no determination whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the Agreement, the Company will pay the Advisor the following fees:

•	Acquisition and Advisory Fees: 3% of (i) with respect to any real estate asset acquired by the Company directly or indirectly other than a real estate related investment, the contract purchase price of the underlying property, and (ii) with respect to any real estate related investment acquired by the Company directly or indirectly, the contract purchase price of the underlying property.

•	As of December 31, 2008, the Company owed $60,000 to the Advisor as earned but unpaid acquisition fees relating to the Winchester Ranch acquisition completed December 31, 2008 (see Note 4).

•	Debt Financing Fee: 1% of the amount available under any loan or line of credit made available to the Company upon the receipt of the proceeds from such loan or line of credit.

•	Asset Management Fee: a monthly payment equal to one-twelfth of 2% of (i) the aggregate asset value for operating assets and (ii) the total contract price plus capitalized entitlement and project related costs for real estate assets held for less than or equal to one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iii) the appraised value as determined from time to time for real estate assets held for greater than one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iv) the appraised value of the underlying property, for any real estate-related investment held by the Company directly or indirectly, as of the last day of the preceding month, in the case of subsection (iv) not to exceed one-twelfth of 2% of the funds advanced by the Company for the purchase of the real estate-related investment.

•	Disposition Fees: equal to (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price. Any disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.

•	Additional Fees: The Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange or termination of the Agreement.

7.	PROPOSED ACQUISITIONS

On September 30, 2008, the Company’s Advisor entered into a purchase and sale agreement to purchase certain parcels of land from TSG Little Valley, L.P., a California limited partnership (“TSG Little Valley”), consisting of 163 entitled, but unimproved, residential lots from, located in the City of Lake Elsinore, County of Riverside, State of California. The contract purchase price is $4,890,000. The Company’s Advisor paid an initial

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-refundable deposit to TSG Little Valley of $1,000,000 on October 7, 2008. The $1,000,000 deposit was paid solely from the proceeds of the Company’s initial public offering. The closing of this transaction is subject to the concurrent acquisition of 356 entitled but unimproved, residential lots and 2 commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse Securities (USA) Limited) (“White Rock Project”). These properties are located in the City of Lake Elsinore, California. The closing date of this transaction is currently scheduled for April 15, 2009. The $1,000,000 deposit is included in real estate deposits in the accompanying consolidated balance sheets.

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of TSG Little Valley, is a shareholder of the Company with ownership of 42,100 shares as of March 31, 2009 which represents approximately 2.07% of our total shares outstanding including restricted stock options granted to our officers and directors. TSG Little Valley is also a shareholder of the Company with ownership of 380,500 shares as of March 31, 2009 which represents approximately 18.73% of the Company’s total shares outstanding including restricted stock options granted to our officers and directors.

In December 2008, the company recorded two additional refundable deposits of $2,300,000 for funds placed into escrow related to the origination of two new notes receivable (see Note 9).

8.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor and the broker-dealer for certain services that are essential to the Company, including the sale of the Company’s shares of common stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2008 and 2007.

Legal Matters

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Organizational and Offering Costs

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. However, at no time will the Company’s obligation for such costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008, the Company reimbursed its Advisor and affiliated entities approximately $2,153,000. As of December 31, 2008, the Company’s Advisor and affiliated entities have incurred $2,531,000 in excess of the Company’s obligation for such costs and expenses of 12.34% of total proceeds raised in the Offering. The Company’s obligation for the $2,531,000 in offering costs and certain expenses incurred by the Company’s Advisor

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and affiliated entities in excess of 12.34% of the total proceeds raised in the Offering cannot be determined at this time.

Specific Performance

When SPT-SWRC, LLC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC, LLC agreed as a condition of ownership to assume responsibility of a specific performance requirement as detailed in the Reconveyance Agreement, an assignment of which was an exhibit in the original Purchase Agreement. The requirement obligates SPT-SWRC, LLC to complete specific development requirements on adjacent parcels of land not owned by SPT-SWRC, LLC. Currently the primary obligor of this specific development requirement is Khalda Development Inc. (“Khalda”), through their purchase of said property from SPT-SWRC, LLC on March 20, 2009 and subsequent assumption of the Reconveyance Agreement. If Khalda Development Inc. fails to perform its obligations under the assumed Reconveyance Agreement then the obligee could look to SPT-SWRC, LLC as a remedy.

In addition, when SPT-SWRC, LLC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC, LLC agreed as a condition of ownership to replace existing subdivision improvement agreements and related bonds (or the “bonds”) on or before June 30, 2009. To secure this obligation, SPT-SWRC, LLC executed a deed of trust in favor of Pulte Home. When SPT-SWRC, LLC sold this property to Khalda on March 20, 2009, Pulte Home decided to retain SPT-SWRC, LLC as the primary obligor for the replacement of the bonds. Khalda took ownership of this property subject to the Pulte Home deed of trust with SPT-SWRC, LLC as the trustor and agreed to assume the obligation to replace the bonds on or before June 30, 2009. If Khalda does not perform on its obligation to replace the bonds on or before June 30, 2009 and Pulte Home does not foreclose on its deed of trust as a result of Khalda’s breach of contract, SPT-SWRC, LLC could become liable for specific performance to replace the bonds that Khalda failed to complete.

The monetary exposure under these obligations, if any , to SPT-SWRC, LLC cannot be determined at this time.

9.	SUBSEQUENT EVENTS

Real Estate- Related Investment

On January 9, 2009, SPT Real Estate Finance, LLC closed two separate loans to Aware Development Company, Inc., a California corporation (“Aware”). One loan was in the amount of $1,886,000 and the other loan was in the amount of $414,000. The loans were made from the proceeds of the offering and pursuant to two secured note agreements, each dated January 9, 2009 (the “Aware Notes”). The Aware Notes are secured by two separate Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents, each dated January 9, 2009 (collectively, “Pledge Agreements”), by and between Aware and SPT Real Estate Finance, encumbering real property situated in the County of Riverside, California. Interest is payable on the Aware Notes to SPT Real Estate Finance, LLC at a rate of 28% per annum and the principal amount of the Aware Notes plus accrued interest are due and payable six months from the date of funding, or July 9, 2009. These Aware Notes cannot be prepaid in whole or in part prior to such date, except in connection with a payoff by Aware of the underlying senior notes in favor of Vineyard Bank N.A., a national banking association (the “Vineyard”), in accordance with the Pledge Agreements.

This was a related party transaction. Prior to the closing, Aware had entered into two separate note purchase agreements with Vineyard Bank. Pursuant to the note purchase agreements, Aware had agreed to purchase from Vineyard two loans made by the Vineyard to Springbrook Investments, L.P., a California limited partnership (“Springbrook”), whose general partner is a California corporation which is 100% owned by The Shopoff Revocable Trust dated August 12, 2004 (the “Trust”). William and Cindy Shopoff are the sole trustees of the Trust. William Shopoff is the president, chief executive officer and chairman of the board of directors of the Company. One of the two loans made by the Vineyard to Springbrook was in the original principal amount of

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5,187,000 and the other was in the original principal amount of $1,072,000 (as heretofore modified, collectively the “Vineyard Loans”).

The following are additional material terms with respect to the Vineyard Loans:

•	Aware agreed that, in the absence of additional defaults other than payment defaults, Aware would forbear from exercising its rights and remedies under the Vineyard Loans, including without limitation foreclosure, from the date January 9, 2009 through July 9, 2009 (“Forbearance Period”), in order to allow Springbrook time to attempt to refinance the Vineyard Loans. During the Forbearance Period, interest and other required payments required of Springbrook under the Vineyard Loans will continue to accrue at the stated rate, and will be added to principal.

•	At any time during the Forbearance Period, Aware shall accept, as payment in full under the Vineyard Loans, with respect to one note, the sum of $1,896,000 plus all accrued interest then due under the Notes, of which amount Springbrook shall cause to be paid $1,886,000 directly to SPT Real Estate Finance, LLC, and $10,000 to Aware and all other amounts directly to Lender and, with respect to the second note, the sum of $424,000 plus all accrued interest then due under the Aware Notes, of which amount Springbrook shall cause to be paid $414,000 directly to SPT RE, LLC, and $10,000 to Aware and all other amounts directly to Lender.

•	The commercial guaranties executed by William A. Shopoff, an individual, and William A. Shopoff and Cindy I. Shopoff, as Trustees of the Trust, in connection with the Vineyard Loans, have been released, and Aware has waived any and all right to recover under the same.

This transaction was approved by a majority of the Company’s board of directors, including a majority of the Company’s independent directors.

The compensation received by the Company’s affiliated advisor, Shopoff Advisors, and its affiliates upon consummation of this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $69,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $3,833 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.

SPT Real Estate Finance, LLC funded the secured loan solely from the proceeds of the Trust’s initial public offering.

The two separate loan amounts of $1,886,000 and $414,000 were held in an escrow account as of December 31, 2008 and included as deposits on the consolidated balance sheets.

Registration Statement

The SEC declared the Company’s Post Effective Amendment No. 2 to our registration statement on Form S-11 for the Company’s ongoing initial public offering effective on February 9, 2009.

Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers

On February 11, 2009, Diane Kennedy resigned as a member of the Company’s board of directors. Diane Kennedy was the Chairperson of the Company’s Audit Committee and was designated as the Audit Committee’s financial expert. The Company’s director, Glenn Patterson, was appointed by the board of directors as Audit Committee financial expert on an interim basis until a replacement for Diane Kennedy is appointed.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Real Estate Property

On February 27, 2009, the Company’s affiliate, SPT-SWRC, LLC entered into a purchase and sale agreement to sell the Pulte Home Project discussed in Note 4 to Khalda, an unrelated party. The contract sales price was $5,000,000 and the transaction closed escrow on March 20, 2009.

Other

Subsequent to December 31, 2008, additional organization and offering costs totaling approximately $89,300 were incurred by the Advisor and its affiliates on behalf of the Company.

Subsequent to December 31, 2008, the Company’s escrow agent had received approximately $58,900 of gross offering proceeds to purchase 6,200 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ WILLIAM A. SHOPOFF William A. Shopoff	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2009

/s/ KEVIN M. BRIDGES Kevin M. Bridges	Director, Principal Financial Officer (Chief Financial Officer)	March 31, 2009

/s/ EDWARD FITZPATRICK Edward Fitzpatrick	Executive Vice President and Director	March 31, 2009

/s/ JEFFREY W. SHOPOFF Jeffrey W. Shopoff	Director	March 31, 2009

/s/ GLENN PATTERSON Glenn Patterson	Director	March 31, 2009

/s/ PATRICK MEYER Patrick Meyer	Director	March 31, 2009

/s/ STUART MCMANUS Stuart Mcmanus	Director	March 31, 2009

/s/ MELANIE BARNES Melanie Barnes	Director	March 31, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit

1.1	Broker-Dealer Agreement between Shopoff Properties Trust, Inc. and Shopoff Securities, Inc. (filed as Exhibit 1.1 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Registration No. 333-139042) and incorporated herein by reference).
3.1	Charter of the Registrant (filed as Exhibit 3.1 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.2	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to Shopoff Properties Trust’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
3.3	Bylaws of the Registrant (filed as Exhibit 3.2 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 on June 22, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.5	Agreement of Limited Partnership of Shopoff Partners (filed as Exhibit 3.5 on June 6, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
4.1	Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 on March 30, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
10.1	2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (Reg. No. 333-152782) on August 5, 2008 and incorporated herein by reference).+
10.2	Advisory Agreement between Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.2 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
10.3	Amendment to Advisory Agreement, dated January 21, 2009, by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.4 on January 22, 2009 to Shopoff Properties Trust’s Post-Effective Amendment No. 2 (Reg. No. 333-139042) and incorporated herein by reference).
10.4	Subscription Escrow Agreement by and between Shopoff Properties Trust, Inc., and Wells Fargo Bank, N.A. (filed as Exhibit 10.3 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11 and incorporated herein by reference).
10.5	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 23, 2008 and amendments thereto (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.6	Assignment and Assumption Agreement by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 30, 2008 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.7	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated September 30, 2008 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
10.8	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated December 30, 2008 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.9	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $414,000 dated January 9, 2009 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.10	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $1,886,000 dated January 9, 2009 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.11	Promissory Note in the amount of $1,886,000, dated January 9, 2009 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.12	Promissory Note in the amount of $414,000, dated January 9, 2009 (filed as Exhibit 10.4 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.13	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 13, 2009 (filed as Exhibit 10.4 to Post-Effective Amendment No. 2 (Registration No. 333-139042) on January 22, 2009 and incorporated herein by reference).
10.14	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 4, 2009 and incorporated herein by reference).
10.15	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Khalda Development, Inc., dated February 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 26, 2009 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensation plan.