Form 10-Q
period 2009-03-31
Shopoff Properties Trust, Inc.
filed 2009-05-18
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 15, 2009, there were 2,032,250 shares of Shopoff Properties Trust, Inc. outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The March 31, 2009 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end was prepared by management without audit and commences on the following page, together with the related Notes. In the opinion of management, the March 31, 2009 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2008, included in the Company’s Form 10-K previously filed with the SEC on March 31, 2009.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009
	(Unaudited)	December 31, 2008
ASSETS

Cash and cash equivalents	$11,459,464	$7,486,696
Restricted cash	58,937	—
Notes receivable, net	3,021,915	558,000
Real estate deposits	1,000,000	3,300,000
Real estate investments	—	2,614,134
Prepaid expenses and other assets	25,984	55,807
Property and equipment, net	40,952	45,047

Total Assets	$15,607,252	$14,059,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$137,011	$64,596
Income taxes payable	116,481	—
Due to related parties	13,631	132,135

Total Liabilities	267,123	196,731

Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,857,300 shares issued and outstanding at March 31, 2009 and December 31, 2008	18,573	18,573
Additional paid-in capital, net of offering costs	15,294,381	15,472,346
Subscribed stock, $0.01 par value, 6,200 shares subscribed	58,900	—
Accumulated deficit	(31,825)	(1,628,066)

Total Shopoff Properties Trust, Inc. stockholders equity	15,340,029	13,862,853

Noncontrolling interest	100	100

Total Equity	15,340,129	13,862,953

Total Liabilities and Equity	$15,607,252	$14,059,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Revenues:
Sale of real estate	$5,000,000	$—
Interest income, notes receivable	163,915	—
Interest income, other	14,904	8,225

	5,178,819	8,225
Expenses:
Cost of sales of real estate	2,977,742	—
Professional fees	163,366	30,068
Due diligence costs related to properties not acquired	106,669	—
Acquisition fees paid to advisor	69,000	—
Insurance	55,802	69,009
General and administrative	54,639	—
Director compensation	38,879	—

	3,466,097	99,077

Net income before income taxes	1,712,722	(90,852)

Provision for income taxes	116,481	—

Net income available to common shareholders per common share:	$1,596,241	$(90,852)

Basic	$.86	$(4.31)

Diluted	$.79	$(4.31)

Weighted-average number of common shares outstanding used in per share computations:
Basic	1,857,300	21,100

Diluted	2,026,050	21,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ended March 31, 2009 and 2008
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Cash Flows used in Operating Activities
Net income (loss)	$1,596,241	$(90,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate investment	(2,022,258)	—
Depreciation expense:	4,095	—
Changes in assets and liabilities:
Due to related parties	(118,504)	—
Accounts payable and accrued liabilities	72,415	91,149
Income taxes payable	116,481	—
Prepaid expenses and other assets	29,823	7,928

Net cash used in operating activities	(321,707)	8,225

Cash Flows provided by Investing Activities
Notes receivable, net	(2,463,915)	—
Proceeds from sale of real estate investment, net	4,636,392	—
Real estate deposits	2,300,000	—

Net cash provided by investing activities	4,472,477	—

Cash Flows used in Financing Activities
Offering costs paid to advisor	(177,965)	—
Stock subscriptions	58,900	—
Common stock issuable upon breaking escrow	—	1,424,687
Restricted cash	(58,937)	(1,432,912)

Net cash used in financing activities	(178,002)	(8,225)

Net change in cash	3,972,768	—
Cash, beginning of period	7,486,696	200,550

Cash, end of period	$11,459,464	$200,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
     Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the state of Maryland. The Trust intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its tax year ending December 31, 2010. The Trust was incorporated to raise capital and acquire ownership interests in undervalued, undeveloped, non-income producing real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire partially improved and improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”).
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
     The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of March 31, 2009, the Company had accepted subscriptions for the sale of 1,836,200 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. As of March 31, 2009, the Company had 157,600 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale.
     On December 31, 2008, we acquired our first real estate property, which was sold on March 20, 2009. As such, management believes that the Company has commenced its planned principal operations and transitioned from a development stage enterprise to an active company. The Company adopted December 31 as its fiscal year end.
     As of March 31, 2009, the Company did not own any properties but had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. (See Note 3).
     The Company’s day-to-day operations are managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”), as further discussed in Note 6. The Advisor manages, supervises and performs the various administrative functions necessary to carry out our day-to-day operations. In addition, the Advisor identifies and presents potential investment opportunities and is responsible for our marketing, sales and client services. Pursuant to the Advisory Agreement, the Advisor’s activities are subject to oversight by our board of directors.
     The Company’s majority-owned subsidiary, Shopoff Partners, L.P., a Maryland limited partnership (the “Operating Partnership”), or wholly owned subsidiaries of the Operating Partnership, owns and manages substantially all of the properties acquired on behalf of the Company. The Trust’s wholly owned subsidiary, Shopoff

General Partner, LLC, a Maryland limited liability company (the “Sole General Partner”), is the sole general partner of the Operating Partnership and owns 1% of the equity interest therein. The Trust and the Advisor own 98% and 1% of the Operating Partnership, respectively, as limited partners.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.
     The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of March 31, 2009, the results of operations for the three month periods ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.
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
     Principles of Consolidation
     Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC and SPT-SWRC, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of March 31, 2009 and December 31, 2008.
     All intercompany accounts and transactions are eliminated in consolidation.
     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.
Concentrations of Credit Risk
     The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions. As of March 31, 2009, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance

Corporation (“FDIC”) limit of $250,000 ($100,000 prior to September 30, 2008). Bank balances in excess of the FDIC limit as of March 31, 2008 and December 31, 2008 approximated $2,054,000 and $2,481,000 , respectively.
     As of March 31, 2009 and December 31, 2008, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of March 31, 2009 December 31, 2008 approximated $8,018,000 and $3,961,000, respectively. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.
     The Company’s real estate related assets are located in California and Nevada. Accordingly, there is a geographic concentration of risk subject to fluctuations in the local economy of California and Nevada. Additionally, the Company’s operations are generally dependent upon the real estate industry, which is historically subject to fluctuations in local, regional and national economies.
     Revenue and Profit Recognition
     The Company recognizes gain on sale of investment properties in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. In order to qualify for immediate recognition of revenue on the transaction date, SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. We would expect these criteria to be met at the close of escrow. SFAS No. 66 also requires that the seller not have any substantial continuing involvement with the property. If we have a commitment to the buyer in a specific dollar amount, such commitment will be accrued and the recognized gain on the sale will be reduced accordingly.
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
     Notes Receivable
     Notes receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A note receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the note’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the note receivable to the present value of the expected cash flows or the fair value of the collateral. If a note was deemed to be impaired, the Company would record a reserve for note receivable losses through a charge to income for any shortfall. Interest Income is recognized when it is earned.
     Earnings Per Share
     Basic net income (loss) per share (“EPS”) is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any.
     Basic net income (loss) per share (“EPS”) is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “Earnings Per Share,” as we have recorded net losses for the three months ended March 31, 2008 and had no stock options, stock warrants or contingently issuable shares, our basic and diluted earnings per share were the same.
     As of March 31, 2009, the Company had 25,000 and 143,750 of restricted stock units that were granted to certain directors and officers, respectively, all of which remain unvested as of March 31, 2009. However, such shares were included in the calculation of EPS as of March 31, 2009 since their effect will be dilutive.
The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2009 and 2008, respectively:

	Three months ended
	March 31, 2009	March 31, 2008
Basic EPS — weighted-average number of common shares outstanding	1,857,300	21,000
Effect of contingently issuable shares of restricted stock	168,750	—

Diluted EPS — weighted-average number of common shares and potential common shares outstanding	2,026,050	21,000

     Accounting Change
     On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires the Company to make certain changes to the presentation of the Company’s financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the quarters ended March 31, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 for the quarter ended March 31, 2009 and year ended December 31, 2008, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, as required by SFAS 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguish between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests - previously classified as minority interest outside of stockholders’ equity. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the adoption of SFAS 160 did not have a material effect on the Company’s financial statements because a substantive contractual arrange specifies the attribution of net earnings and loss to the noncontrolling interest.
     Significant Recent Accounting Pronouncements
     Recent accounting pronouncements discussed in the notes to the December 31, 2008 audited financial statements, filed previously with the SEC in Form 10-K, that are required to be adopted during the year ending December 31, 2009, did not have or are not expected to have a significant impact on the Company’s condensed consolidated financial statements as of and for the three-months period ended March 31, 2009.
3. NOTES RECEIVABLE
     Mesquite Venture I, LLC
     On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, one real estate loan for an amount of $600,000. All attorney and closing costs were paid by the borrower. The loan is a second position lien behind a $3,681,000 first position lien. The term of the loan is nine months due on June 30, 2009 and bears interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. On September 30, 2008, the Company recorded this real estate loan as a note receivable with $63,000 of prepaid interest netted against the note balance. Prepaid interest is amortized over the life of the note. As of March 31, 2009, the unamortized balance of prepaid interest remaining totaled $21,000. The Company recognized interest income of $21,000 related to this note for the three months ended March 31, 2009 and for the year ended December 31, 2008. As of March 31, 2009 and December 31, 2008, the note receivable balance net of the unamortized interest was $579,000 and $558,000 respectively.
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
     Aware Development Inc.

     On January 9, 2009, SPT Real Estate Finance, LLC closed two separate loans to Aware Development Company, Inc., a California corporation (“Aware”). One loan was in the amount of $1,886,000 and the other loan was in the amount of $414,000. The loans were made from the proceeds of the offering and pursuant to two secured note agreements, each dated January 9, 2009 (the “Aware Notes”). The Aware Notes are secured by two separate Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents, each dated January 9, 2009 (collectively, “Pledge Agreements”), by and between Aware and SPT Real Estate Finance, LLC encumbering real property situated in the County of Riverside, California. Interest is payable on the Aware Notes to SPT Real Estate Finance, LLC at a rate of 28% per annum and the principal amount of the Aware Notes plus accrued interest are due and payable six months from the date of funding, or July 9, 2009. These Aware Notes cannot be prepaid in whole or in part prior to such date, except in connection with a payoff by Aware of the underlying senior notes in favor of Vineyard Bank N.A., a national banking association (“Vineyard”), in accordance with the Pledge Agreements.
     This was a related party transaction. Prior to the closing, Aware had entered into two separate note purchase agreements with Vineyard. Pursuant to the note purchase agreements, Aware had agreed to purchase from Vineyard two loans made by the Vineyard to Springbrook Investments, L.P., a California limited partnership (“Springbrook”), whose general partner is a California corporation which is 100% owned by The Shopoff Revocable Trust dated August 12, 2004 (the “Shopoff Trust”). William and Cindy Shopoff are the sole trustees of the Shopoff Trust. William Shopoff is the president, chief executive officer and chairman of the board of directors of the Company. One of the two loans made by the Vineyard to Springbrook was in the original principal amount of $5,187,000 and the other was in the original principal amount of $1,072,000 (as heretofore modified, collectively the “Vineyard Loans”).
     The following are additional material terms with respect to the Vineyard Loans:
•	Aware agreed that, in the absence of additional defaults other than payment defaults, Aware would forbear from exercising its rights and remedies under the Vineyard Loans, including without limitation foreclosure, from the date January 9, 2009 through July 9, 2009 (“Forbearance Period”), in order to allow Springbrook time to attempt to refinance the Vineyard Loans. During the Forbearance Period, interest and other required payments required of Springbrook under the Vineyard Loans will continue to accrue at the stated rate, and will be added to principal.

•	At any time during the Forbearance Period, Aware shall accept, as payment in full under the Vineyard Loans, with respect to one note, the sum of $1,896,000 plus all accrued interest then due under the Notes, of which amount Springbrook shall cause to be paid $1,886,000 directly to SPT Real Estate Finance, LLC, and $10,000 to Aware and all other amounts directly to SPT Real Estate Finance, LLC and, with respect to the second note, the sum of $424,000 plus all accrued interest then due under the Aware Notes, of which amount Springbrook shall cause to be paid $414,000 directly to SPT Real Estate Finance, LLC, and $10,000 to Aware and all other amounts directly to SPT Real Estate Finance, LLC.

•	The commercial guaranties executed by William A. Shopoff, an individual, and William A. Shopoff and Cindy I. Shopoff, as Trustees of the Trust, in connection with the Vineyard Loans, have been released, and Aware has waived any and all right to recover under the same.
     This transaction was approved by a majority of the Company’s board of directors (without the participation of William A. Shopoff), including a majority of the Company’s independent directors.
     The compensation received by the Company’s affiliated advisor, the Advisor, and its affiliates upon consummation of this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $69,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $3,833 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.
     As of the three month ended March 31, 2009 SPT Real Estate Finance, LLC had accrued interest receivable of $142,915 on the two separate loan amounts. The Aware Notes of $1,886,000 and $414,000 and the related accrued interest receivable are included in notes receivable on the accompanying condensed consolidated balance sheets.

4. REAL ESTATE INVESTMENTS
     Winchester Ranch (Pulte Home Project)
     SPT — SWRC, LLC, an entity wholly owned by the Operating Partnership, was formed in October 2008 principally to acquire real estate properties in the area known as Southwest Riverside County California. Because SPT — SWRC, LLC is wholly owned by the Operating Partnership, the accounts of SPT — SWRC, LLC are consolidated in the Company’s consolidated financial statements.
     On December 31, 2008, SPT-SWRC, LLC, closed on the acquisition of certain parcels of land (the “Pulte Home Project”) pursuant to a purchase and sale agreement, dated December 23, 2008, with Pulte Home Corporation, a Michigan corporation (“Pulte Home”), an entity unaffiliated with the Company and its affiliates. The purchase price of the Pulte Home Project was $2,000,000. The Pulte Home Project is located in an area commonly known as Winchester Ranch and consists of partially improved land with the surface being in the first stage of the grading process and with streets and lots undefined (rough graded). The land is zoned for residential properties with a portion set aside for multi-family residential units.
     In connection with this acquisition, the Company incurred acquisition costs of approximately $614,000, which includes $476,774 in reconveyance costs, that were capitalized in the accompanying condensed consolidated balance sheets as part of the purchase price. The compensation received by the Company’s affiliated advisor, the Advisor, and its affiliates upon consummation of this transaction was as follows: (i) an acquisition fee equal to 3% of the contract purchase price, or $60,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total contract price, or $3,333 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.
     In connection with the purchase, SPT-SWRC, LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing, or June 30, 2009, and it executed a deed of trust in the amount of $4,692,800 securing this obligation (the “Deed of Trust”). The Deed of Trust also secures SPT- SWRC, LLC’s obligation to record Tract Map No. 30266-2 within 180 days of the closing (see Note 8). In addition, Pulte Home had the right of first refusal to repurchase the Pulte Home Project, subject to certain terms and conditions and the Company’s approval of such repurchase.
     On February 27, 2009, SPT-SWRC, LLC entered into a purchase and sale agreement to sell the Pulte Home Project to Khalda Development, Inc. (“Khalda”), an entity unaffiliated with the Company and its affiliates. The contract sales price was $5,000,000 and the transaction closed escrow on March 20, 2009. The Company recognized a gain on sale related to this transaction of approximately $2,022,000. In connection with this purchase, Khalda assumed SPT-SWRC, LLC’s obligation to replace the existing subdivision improvement agreements and related bonds on or before June 30, 2009. Pulte Home waived its right of first refusal to repurchase the Pulte Home Project.
     On May 1, 2009, Pulte Home caused a “Notice of Default and Election to Sell Under Deed of Trust” to be filed in the Official Records of Riverside County with respect to the Pulte Home Project. Pulte is alleging that SPT-SWRC, LLC was obligated by Section B(10) of the Deed of Trust to obtain Pulte Home’s written consent to the transfer of the obligations secured by the Deed of Trust to Khalda and that no such consent was obtained, despite Pulte Home’s execution of a waiver of its right of first refusal to repurchase the Pulte Home Project. A transfer of the Pulte Home Project in violation of the provisions of the Deed of Trust allows Pulte Home to accelerate the performance of the existing, secured obligations of SPT-SWRC, LLC and to commence foreclosure proceedings under the Deed of Trust.
     Management believes the sale of the Pulte Home Project by SPT-SWRC, LLC to Khalda is completed. Khalda was aware of the obligations secured by the Deed of Trust and assumed such obligations when it purchased the Pulte Home Project from SPT-SWRC on March 20, 2009. Management believes that the maximum amount of any legal exposure resulting from any action by Pulte Home with respect to this property would be limited to the value of the property, which is no longer owned by SPT-SWRC, LLC. The Company and Khalda are in discussions with Pulte Home with respect to these allegations and the Notice of Default.
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
     As of March 31, 2009, the Company had sold and accepted 1,836,200 shares of its common stock for $17,433,900 not including 21,100 shares issued to The Shopoff Group L.P. As of March 31, 2009, the Company had sold $58,900 in stock subscriptions for 6,200 shares which had not yet been accepted by the Company. The stock was recorded as subscribed stock in the accompanying condensed consolidated balance sheets. As of December 31,

2008, the Company had sold and accepted 1,836,200 shares of its common stock for $17,443,900 not including 21,100 shares issued to The Shopoff Group L.P.
6. OTHER RELATED PARTY TRANSACTIONS
     The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement.
     As of March 31, 2009 and December 31, 2008, such costs and expenses approximated $4,778,000 and $4,624,000 respectively. Of the approximately $4,778,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,331,000. The $2,331,000 of organizational and offering costs was netted against additional paid-in capital in the accompanying consolidated balance sheet.
     On November 27, 2006, the Advisor contributed $100 for a 1% limited partnership interest in the Operating Partnership. Such investment is reflected as a minority interest in the accompanying consolidated financial statements.
     The sole general partner of the Advisor is wholly owned by the Shopoff Trust. William and Cindy Shopoff are the sole trustees of the Shopoff Trust. The Advisor and its affiliates will receive substantial compensation and fees for services relating to the investment and management of the Company’s assets. Such fees, which were not negotiated on an arm’s-length basis, will be paid regardless of the performance of the real estate investments acquired or the quality of the services provided to the Company.
     The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from its Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of March 31, 2009, the offering had not yet been completed. As the offering had not yet been completed the Sponsor had made no determination whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.
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

7. PROPOSED ACQUISITIONS
     On September 30, 2008, the Company’s Advisor entered into a purchase and sale agreement to purchase certain parcels of land from TSG Little Valley, L.P., a California limited partnership (“TSG Little Valley”), consisting of 163 entitled, but unimproved, residential lots from, located in the City of Lake Elsinore, County of Riverside, State of California. The contract purchase price is for $4,890,000. The Company’s Advisor paid an initial non-refundable deposit to TSG Little Valley of $1,000,000 on October 7, 2008. The $1,000,000 deposit was paid solely from the proceeds of the Company’s initial public offering. The closing of this transaction is subject to the concurrent acquisition of 356 entitled but unimproved, residential lots and 2 commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse Securities (USA) Limited) (“White Rock Project”). These properties are located in the City of Lake Elsinore, California. The closing date of this transaction is currently scheduled for May 29, 2009. The $1,000,000 deposit is included in real estate deposits in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.
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
8. COMMITMENTS AND CONTINGENCIES
     Legal Matters
     From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Please see note 4 for a discussion of certain legal proceedings which the Company believes will have no material adverse effect on its results of operations or financial condition.
     Organizational and Offering Costs
     The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. The Company’s obligation for such costs and expenses will not exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008 and the three months ended March 31, 2009, the Company reimbursed its Advisor and affiliated entities approximately $2,331,000. As of March 31, 2009, the Advisor and affiliated entities have incurred $2,447,000 in excess of the 12.34% limitation on organizational and offering costs. The Company is not obligated to reimburse the Advisor or other affiliated entities any amount above 12.34% of gross offering proceeds.
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
     The monetary exposure under these obligations, if any, to SPT-SWRC, LLC cannot be determined at this time.
9. RESIGNATION OF INDEPENDENT DIRECTOR
     On February 11, 2009, Diane Kennedy resigned as a member of our board of directors. Diane Kennedy was the Chairperson of our Audit Committee and was designated as the Audit Committee’s financial expert. Our director, Glenn Patterson, was appointed by the board of directors as Audit Committee financial expert on an interim basis until a replacement for Diane Kennedy is appointed.

10. SUBSEQUENT EVENTS
     Real Estate Investment
     On April 17, 2009, an affiliate of the Company, SPT Lake Elsinore Holding Co., LLC, a Delaware limited liability company and wholly owned subsidiary of the Company’s affiliate, Shopoff Partners, L.P., closed on the purchase of real property constituting sixty five (65) finished lots located in the City of Lake Elsinore, Riverside County, California, commonly known as Wasson Canyon (the “Wasson Canyon Project”), for the purchase price of $650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated April 14, 2009, by and between Shopoff Partners, L.P. and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company (the “Seller”).
     Pursuant to the Purchase Agreement, the Shopoff Partners, L.P. agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type.
     In addition, pursuant to the Purchase Agreement, the Seller has the right of first refusal to repurchase the Wasson Canyon Project from the Buyer. Under the terms of the right of first refusal agreement entered into in connection with this transaction, the Seller may exercise its right of first refusal by matching the terms and conditions of a bona fide offer received by Shopoff Partners, L.P. from a third party to purchase all or a portion of the Wasson Canyon Project.
     Finally, pursuant to the Purchase Agreement, Shopoff Partners, L.P. assumed the obligations of the Seller as a party to a profits participation agreement, dated June 28, 2005, pursuant to which Shopoff Partners, L.P. is obligated to share 50% of project revenues, less project costs and certain other deductions, earned by it (calculated based on Seller’s original basis) if the Wasson Canyon Project is resold in a bulk sale. The original parties to the profits participation agreement were Wasson Canyon Holdings, LLC, as obligor, and Wasson Canyon Investments, L.P., as obligee. The obligee assigned its rights to Wasson Canyon Investments II, L.P., an entity whose general partner is an affiliate of the Company’s sponsor, The Shopoff Group. As a result of the decline in overall property values since 2005, as a practical matter, the profits participation would only take effect in the event of a bulk sale of the Wasson Canyon Project in excess of $7,500,000, or approximately $115,385 per lot.
     The Seller is not affiliated with the Company or any of its affiliates.
     The Advisor received a disposition fee equal to 3% of the contract purchase price, or $19,500, upon consummation of the transaction.
     Registration Statement
     The Company filed the Company’s Post Effective Amendment No. 3 to our registration statement on Form S-11 for the Company’s ongoing initial public offering with the SEC on May 1, 2009.
     Other
     Subsequent to March 31, 2009, additional organization and offering costs totaling approximately $32,000 were incurred by the Advisor and its affiliates on behalf of the Company.
     Subsequent to March 31, 2009, the Company’s escrow agent had received approximately $35,150 of gross offering proceeds to purchase 3,700 shares of the Company’s common stock.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     You should read the following discussion and analysis together with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-

looking statements. Please see “Special Note Regarding Forward-Looking Statements” below for a description of these risks and uncertainties.
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
Company Overview
     We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2010. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our on-going initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. As of March 31, 2009 we sold 1,836,200 shares of common stock for $17,443,900, excluding shares purchased by the Sponsor. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold.
     We filed a Post Effective Amendment No. 1 to our registration statement on April 30, 2008. The SEC declared our Post Effective Amendment No. 1 to our registration statement on Form S-11 for our on-going initial public offering effective on May 15, 2008.
     We filed a Post Effective Amendment No. 2 to our registration statement on January 21, 2009. The SEC declared our Post Effective Amendment No. 2 to our registration statement on Form S-11 for our on-going initial public offering effective on February 9, 2009.
     We filed a Post Effective Amendment No. 3 to our registration statement on May 1, 2009. The SEC’s declaration that our Post Effective Amendment No. 3 to our registration statement on Form S-11 for our on-going initial public offering is effective is pending.
     On December 31, 2008, the Company acquired its first real estate property; as such, management believes that the Company commenced its planned principal operations and transitioned from a development stage enterprise to an active company.
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
     Through March 31, 2009, we had purchased one property, which was subsequently sold on March 20, 2009, and had made three investments. We had one property in escrow as of March 31, 2009. We closed escrow on a second property on April 17, 2009. Other than the two aforementioned transactions, we have not placed any additional properties in escrow since March 31, 2009. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until more arrangements are made to acquire properties and real estate-related investments, we will keep the net proceeds of this offering in short-term, liquid investments.
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
     We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code for our tax year ending December 31, 2010. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income, excluding net capital gains. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income (if any) and results of operations.
Results of Operations
     Because we recently broke escrow, our results of operations as of the date of this report are not indicative of those expected in future periods. The SEC declared our Post Effective Amendment No. 1 to our registration statement on Form S-11 for our on-going initial public offering effective on May 13, 2008 and declared our Post Effective Amendment No. 2 to our registration statement on Form S-11 for our on-going initial public offering effective on February 9, 2009. We filed a Post Effective Amendment No. 3 to our registration statement on May 1, 2009.
     Through March 31, 2009, we had acquired and sold one property. The property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000.
     Through March 31, 2009, we have originated three secured real estate loans receivable one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The $600,000 secured real estate loan receivable incurred zero closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of March 31, 2009, from the $600,000 loan we have received $42,000 in interest income from the secured real estate loan receivable and paid an acquisition fee of $18,000, or 3% of the contract price, which was paid upon the closing of escrow on September 30, 2008 and subsequently paid to the Advisor. As of March 31, 2009, from the two separate loans aggregating $2,300,000 loan we have accrued $142,915 in interest income from the secured real estate loans receivable and an acquisition fee of $69,000, or 3% of the contract price, which was paid upon the closing of escrow on January 9, 2009 and subsequently paid to the Advisor.
     Expenses for the three months ended March 31, 2009 approximated $3,466,000. These expenses consisted primarily of cost of sales on real estate sold, due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us, professional fees, insurance premiums, independent director fees, and other general and administrative expenses. We expect expenses to increase in the future based on a full year of real estate operations, as well as from the increased activity as we make real estate investments, but we expect these expenses to decrease as a percentage of total revenue.
     For the three months ended March 31, 2009, we had a net gain before income taxes of $1,712,722 due primarily to revenue generated from the sale of a real estate investment, interest received from our secured real estate loan receivables, and interest income received by us on stock subscriptions. This revenue generated from the sale of a real estate investment, interest received from our secured real estate loan receivables, and interest received by us on stock subscriptions was partially offset by the cost of sales relating to the sale of our real estate investment, general and administrative costs, consisting primarily of insurance premiums, independent director fees, printing and professional fees, due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us and an acquisition fee paid to our advisor from the January 9, 2009 closing of two separate loans aggregating $2,300,000.
     The Company recognized a provision for income taxes of $116,481 for the three months ended March 31, 2009 as a result of the Company recognizing profits for the first time. The Company was not required to recognize a provision for income taxes prior to the three months ended March 31, 2009.
Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008
     We had limited operations during the period ended March 31, 2008, because our registration statement was not declared effective with the SEC until August 29, 2007 and the Company did not meet the minimum offering requirement of the sale of 1,700,000 shares of common stock until August 29, 2008. Until the Company met the minimum offering requirement, all proceeds raised from the offering were held in an escrow account at Wells Fargo Bank N.A. We were designated as a development stage enterprise as a result of our limited operations for the three months ended March 31, 2008. We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008. The following is a comparison of the main components of our statements of operations for three months ended March 31, 2009 to the three months ended March 31, 2008:

     The Company incurred cost of sales of real estate of $2,977,742 in 2009 compared to $0 in 2008 as a result of the sale in March 2009 of the Pulte Home land.
     The Company incurred professional fees of $163,366 in 2009 compared to $30,068 in 2008. This increase was attributable to (i) a more extensive 10-K annual reporting period in 2009 as compared to 2008 resulting in higher accounting and legal fees and (ii) the hiring by the Company of a third-party consultant to assist the Company in its Sarbanes Oxley documentation. This third-party consultant was not previously employed by the Company in the three months ended March 31, 2008.
     The Company incurred due diligence costs related to projects not acquired of $106,669 in 2009 compared to $0 in 2008.
     The Company incurred acquisition fees of $69,000 in 2009 compared to $0 in 2008.
     The Company incurred insurance expenses of $55,802 in 2009 compared to $69,009 in 2008. This decrease was attributable to (i) a lower overall cost of director and officer insurance from 2008 to 2009, (ii) a larger down payment by the Company for the 2009 director and officer insurance policy as compared to 2008 resulting in a lower remaining premium to be paid in monthly installments and (iii) a longer term for payment of the remaining director and officer insurance policy after the down payment in 2009 as compared to 2008 (10 months versus 9 months).
     The Company incurred general and administrative expenses $54,639 in 2009 compared to $0 in 2008.
     The Company incurred director compensation of $38,879 in 2009 compared to $0 in 2008.
     No other expenses were incurred in 2009 and in 2008.
     The Company recognized a tax provision of $116,481 in 2009 compared to $0 in 2008. This tax provision was the result of the Company recognizing profits for the first time.
     The Company earned revenue from the sale of real estate of $5,000,000 in 2009 compared to $0 in 2008 as a result of the sale in March 2009 of the Pulte Home land.
     The Company earned interest income of $163,915 from notes receivable in 2009 compared to $0 in 2008.
     The Company earned interest income of $14,904 from subscription proceeds in 2009 compared to $8,225 in 2008. This increase was attributable to a larger aggregate of subscription proceeds on deposit at financial institutions in 2009 as compared to 2008.
Recent Market Developments
     There have been historic disruptions in the financial system during the year 2008, the effects of which are continuing. The recent failure of large U.S. financial institutions and the resulting turmoil in the U.S. and global financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the U.S. On October 3, 2008, the Troubled Asset Relief Program was signed into law, as part of the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the U.S. Department of the Treasury authority to deploy up to $700 billion to improve liquidity in the capital markets, including the authority to direct $250 billion into preferred stock investments in banks. Then, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. This legislation was followed by the U.S. President’s Homeowner Affordability and Stability Plan, announced on February 18, 2009, to address the crisis in the mortgage market which has had ripple effects in other parts of the credit markets.
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
     Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $4.778 million through March 31, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through March 31, 2009, we had sold 1,836,200 shares for gross offering proceeds of $17.4 million, excluding shares purchased by the Sponsor and recorded organization and offering costs of $2.331 million.
Liquidity and Capital Resources
     We broke escrow in our on-going initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was sold on March 20, 2009 for $5,000,000. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share. As of March 31, 2009 and December 31, 2008, we had sold and accepted 1,836,200 shares of our common stock for $17,433,900 excluding shares issued to the Sponsor. As of March 31, 2009 the Company had received but had not yet accepted, additional subscriptions for the sale of 6,200 shares of its common stock at a price of $9.50 per share.
     Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.
     We did not pay any distributions to stockholders for the three months ended March 31, 2009.
     As of March 31, 2009, our liabilities totaled $267,123 and consisted of accounts payable and accrued liabilities, income taxes payable and due to related parties. We have sufficient liquidity to meet these current obligations as disclosed.
     We used $321,707 in operating activities for the three months ended March 31, 2009 compared to $8,225 that was provided from operating activities for the three months ended March 31, 2008. This $321,707 was comprised of an operating gain of $1,596,241 comprised primarily of revenue from the sale of real estate of $5,000,000, interest income on secured notes receivable of $163,915, interest income of $14,904 from subscription proceeds, cost of sales of real estate of $2,977,742, due diligence costs related to projects not acquired of $106,669, professional fees of $163,366, insurance expenses of $55,802, acquisition fees of $69,000, general and administrative expenses of $54,639 and director compensation expenses of $38,879, a decrease in the amount owed to related parties of $118,504, and increase in accounts payable and accrued liabilities of $72,415, and increase in income taxes payable of $116,481, an increase in prepaid expenses and other assets of $29,823, gain on sale of real estate investment of $2,022,258 and depreciation expense of $4,095.
     We received $4,472,477 from investing activities for the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008. This $4,472,477 was a result of originating two loans secured by real estate in the amount of $2,300,000, accruing interest on the two loans secured by real estate of $142,915 and a reduction in prepaid interest of $21,000 on a third loan secured by real estate, the sale of one real estate property for $5,000,000, related project costs to the one real estate property sold in the amount of $363,608, and the reduction of deposits in the amount of $2,300,000 originally placed into an escrow accounts for a real estate-related investment.
     We used $178,002 in financing activities for the three months ended March 31, 2009 compared to $8,225 that was used in financing activities for the three months ended March 31, 2008. The $178,002 was primarily comprised of the reimbursement to the Sponsor of $177,965 in organization and offering expenses, the receipt of $58,900 in stock subscriptions, and $58,937 in restricted cash comprised of subscription proceeds and interest from the escrow account, which were not accepted by us as of March 31, 2009.
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
Distributions
     We have not paid any distributions as of March 31, 2009. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.
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
     Principles of Consolidation
     Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC and SPT-SWRC, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of March 31, 2009 and December 31, 2008.
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
     Long-Lived Assets
     Property held for investment will be accounted for in accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the three months ended March 31, 2009 and December 31, 2008.
     SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders)

or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
     Notes Receivable
     Notes receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A note receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the note’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the note receivable to the present value of the expected cash flows or the fair value of the collateral. If a note was deemed to be impaired, the Company would record a reserve for note receivable losses through a charge to income for any shortfall. Interest Income is recognized when it is earned.
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
     Pursuant to the advisory agreement and the broker-dealer agreement, the Company is obligated to reimburse the advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on the Company’s behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of the Company’s gross offering proceeds. The Company’s Advisor and its affiliates have incurred on the Company’s behalf organization and offering costs of $4.778 million through March 31, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of the Company’s ongoing initial public offering through March 31, 2009, the Company had sold 1,836,200 shares for gross offering proceeds of $17.4 million and recorded organization and offering costs of $2.331 million.
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
     Income Taxes
     The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2010. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.
     The Company has federal and state net operating loss carry-forwards in the amount of $1.6M each, substantially all of which were also available for federal and state income tax purposes, at March 31, 2009, and are expected to begin expiring in 2027 and 2017, respectively. Effective September 30, 2008, the State of California suspended the ability of corporations to offset taxable income with net operating loss carryforwards for the tax years 2008 and 2009. Therefore, current tax expense has been provided for state income tax purpose and the effect of the federal alternative minimum tax on the ability of the Company to utilize net operating losses for federal alternative minimum tax purposes.
     In assessing the realizability of the net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2009, the Company had a full valuation established against its deferred tax assets. Because of the valuation allowance, the Company had no deferred tax expense / (benefit).
     Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry-forwards may be subject to an annual limitation on the utilization of these carry-forwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of March 31, 2009, there was no increase or decrease to liability for income tax associated with uncertain tax positions.

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
     At March 31, 2009, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000. Bank balances in excess of the FDIC limit as of March 31, 2009 and December 31, 2008 approximated $2,054,000 and $2,481,245, respectively.
     As of March 31, 2009, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of March 31, 2009 and December 31, 2008 approximated $8,018,000 and $3,960,643, respectively. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.
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
     Significant Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted

SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our condensed consolidated financial statements.
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our condensed consolidated financial statements.
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
     FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning January 1, 2009. The adoption of SFAF No. 141 (R) did not have a material effect on our condensed consolidated financial statements.
     Also, on December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is January 1, 2009. Like SFAS 141(R) discussed above, earlier adoption is prohibited. The adoption of SFAF No. 141 (R) did not have a material effect on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s condensed consolidated financial statements.
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
     We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. Because we have not commenced operations, we currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of March 31, 2009, a 1% increase or decrease in interest rates would have no material effect on our interest income.
     In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.
Item 4T. Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     During the first quarter of 2009, there were no material changes to the risk factors disclosed in our Annual Report on From 10-K for the year ended December 31, 2008.
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
     For information regarding how we used the net proceeds from our initial public offering to date (along with how we used cash from operating activities) through March 31, 2009, see our condensed consolidated statements of cash flows included in this report.
     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information

     The parties to the Purchase and Sale Agreement and Joint Escrow Instructions entered into on September 30, 2008, TSG Little Valley, L.P. and Shopoff Advisors, L.P. verbally agreed to extend the closing date of this transaction to May 29, 2009. The closing of the purchase of this property is contingent upon the execution of a separate purchase agreement with White Rock Acquisition Co., L.P. and the negotiations for the purchase of this separate property are on-going.
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

SHOPOFF PROPERTIES TRUST, INC. (Registrant)
Date May 15, 2009	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer (Principal Executive Officer)

Date May 15, 2009	By:	/s/ Kevin M. Bridges
Kevin M. Bridges
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.