Form 10-Q
period 2009-06-30
Shopoff Properties Trust, Inc.
filed 2009-08-13
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(877) 874-7348
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
     As of August 12, 2009, there were 1,869,300 shares of Shopoff Properties Trust, Inc. outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
     The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The June 30, 2009 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end was prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the June 30, 2009 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2008, included in the Company’s Form 10-K previously filed with the SEC on March 31, 2009.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009
	(Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$8,450,805	$7,486,696
Restricted cash	30,400	—
Notes receivable, net	2,900,000	558,000
Interest receivable	303,474	—
Real estate deposits	1,000,000	3,300,000
Real estate investments	2,491,167	2,614,134
Prepaid expenses and other assets	74,134	55,807
Property and equipment, net	53,105	45,047

Total Assets	$15,303,085	$14,059,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$60,801	$64,596
Income taxes payable	116,481	—
Due to related parties	15,638	132,135

Total Liabilities	192,920	196,731

Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,869,300 and 1,857,300 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	18,693	18,573
Additional paid-in capital, net of offering costs	15,108,261	15,472,346
Subscribed stock, $0.01 par value, 3,200 shares subscribed	30,400	—
Accumulated deficit	(47,289)	(1,628,066)

Total Shopoff Properties Trust, Inc. stockholders equity	15,110,065	13,862,853

Noncontrolling interest	100	100

Total Equity	15,110,165	13,862,953

Total Liabilities and Equity	$15,303,085	$14,059,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Sale of real estate	$—	$—	$5,000,000	$—
Interest income, notes receivable	181,559	—	345,474	—
Interest income and other	11,775	14,900	26,679	23,125

	193,334	14,900	5,372,153	23,125

Expenses:
Cost of sales of real estate	(70,733)	—	2,907,008	—
Professional fees	96,993	33,738	260,359	63,806
Due diligence costs related to properties not acquired	—	—	46,094	—
Acquisition fees paid to advisor	—	—	69,000	—
Dues and Subscriptions	10,886	—	71,461	—
Insurance	55,802	42,610	111,604	111,619
General and administrative	77,912	27,327	132,551	27,327
Director compensation	37,939	—	76,818	—

	208,799	103,675	3,674,895	202,752

Net (loss) income before income taxes	(15,465)	(88,775)	1,697,258	(179,627)
Provision for income taxes	—	—	116,481	—

Net (loss) income available to common shareholders per common share:	$(15,465)	$(88,775)	$1,580,777	$(179,627)

Basic	$(0.01)	$(4.21)	$0.85	$(8.51)

Diluted	$(0.01)	$(4.21)	$0.78	$(8.51)

Weighted-average number of common shares outstanding used in per share computations:
Basic	1,863,085	21,100	1,860,192	21,100

Diluted	1,863,085	21,100	2,028,942	21,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months Ended June 30, 2009 and 2008
(Unaudited)

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Cash Flows used in Operating Activities
Net income (loss)	$1,580,777	$(179,627)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of real estate investment	(2,092,992)	—
Depreciation expense	8,655	—
Changes in assets and liabilities:
Due to related parties	(116,497)	—
Accounts payable and accrued liabilities	(3,795)	206,272
Income taxes payable	116,481	—
Prepaid expenses and other assets	(18,327)	(3,520)

Net cash (used in) provided by operating activities	(525,698)	23,125

Cash Flows provided by Investing Activities
Purchase of property and equipment	(16,713)	—
Notes receivable, net	(2,645,474)	—
Real estate investments	(2,491,167)	—
Proceeds from sale of real estate investment, net	4,707,126	—
Real estate deposits	2,300,000	—

Net cash provided by investing activities	1,853,772	—

Cash Flows used in Financing Activities
Offering costs paid to advisor	(363,965)	—
Stock subscriptions	30,400	—
Common stock issuable upon breaking escrow	—	3,279,555
Restricted cash	(30,400)	(3,302,680)

Net cash used in financing activities	(363,965)	(23,125)

Net change in cash	964,109	—
Cash, beginning of period	7,486,696	200,550

Cash, end of period	$8,450,805	$200,550

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
     The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of June 30, 2009, the Company had accepted subscriptions for the sale of 1,848,200 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. As of June 30, 2009, the Company had 151,800 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale.
     On December 31, 2008, we acquired our first real estate property, which was sold on March 20, 2009 (See Note 4). As such, management believes that the Company has commenced its planned principal operations and transitioned from a development stage enterprise to an active company. The Company adopted December 31 as its fiscal year end.
     As of June 30, 2009, the Company owned two properties, sixty five finished residential lots in the City of Lake Elsinore, California purchased for $650,000 and five hundred forty three unimproved residential lots in the City of Menifee, California purchased for $1,650,000 (See Note 4) and had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. (See Note 3).
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
      All of the properties acquired on behalf of us are owned or managed by Shopoff Partners, L.P., a Maryland limited partnership of which we own a majority interest (the “Operating Partnership”), or by wholly owned subsidiaries of the Operating Partnership. The Trust’s wholly owned subsidiary, Shopoff General Partner, LLC, a Maryland limited liability company (the “Sole

General Partner”), is the sole general partner of the Operating Partnership and owns 1% of the equity interest therein. The Trust and the Advisor own 98% and 1% of the Operating Partnership, respectively, as limited partners.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.
     The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.
     Principles of Consolidation
     Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT – Lake Elsinore Holding Co., LLC and SPT AZ Land Holdings, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of June 30, 2009 and December 31, 2008.
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
     Reclassifications
          Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.
     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk
     The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions. As of June 30, 2009, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 ($100,000 prior to September 30, 2008). Bank balances in excess of the FDIC limit as of June 30, 2009 and December 31, 2008 approximated $1,191,000 and $2,481,000, respectively. As of August 12, 2009, the bank balance in excess of the FDIC limit has been reduced to approximately $433,000.
     As of June 30, 2009 and December 31, 2008, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of June 30, 2009 and December 31, 2008 approximated $6,149,000 and $3,961,000, respectively. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.
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
     Interest income on the Company’s real estate notes receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.
     Notes Receivable
          The Company’s notes receivable are recorded at cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a note receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination or acquisition of the loan.
          In accordance with SFAS 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan.
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
     The costs related to abandoned projects are expensed when management believes that such projects are no longer viable investments.
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
     We believe that the accounting related to property valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our property are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our property could be material to our condensed consolidated balance sheets and statements of operations. We will evaluate our property for impairment periodically on an asset-by-asset basis. This evaluation includes three critical assumptions with regard to future sales prices, cost of sales and absorption. The three critical assumptions include the timing of the sale, the land residual value and the discount rate applied to determine the fair value of the income-producing properties on the balance sheet date. Our assumptions on the timing of sales are critical because the real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to acquire and entitle our land and cost to acquire our income-producing properties. Our assumptions on land residual value are critical because they will affect our estimate of what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of the income-producing properties. A higher discount rate reduces the estimated fair value of such properties, while a lower discount rate increases the estimated fair value of these properties. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing property held for investment during these changing market conditions, actual results could differ materially from management’s assumptions and may require material property impairment charges to be recorded in the future.

     Long-Lived Assets
     Property held for investment will be accounted for in accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the three months ended June 30, 2009 and December 31, 2008.
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
     As of June 30, 2009, the Company had 168,750 restricted stock units that were granted to certain directors and officers, all of which remain unvested as of June 30, 2009. However, such shares were included in the calculation of EPS for the six months ended June 30, 2009 since their effect will be dilutive.
     The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Numerator:
Net (loss) income	$(15,465)	$(88,775)	$1,580,777	$(179,627)

Denominator:
Weighted average outstanding shares of common stock	1,863,085	21,100	1,860,192	21,100

Effect of contingently issuable restricted stock	—	—	168,750	—

Weighted average number of common shares and potential common shares outstanding	1,863,085	21,100	2,028,942	21,100

Basic (loss) income per common share	$(0.01)	$(4.21)	$0.85	$(8.51)
Diluted (loss) income per common share	$(0.01)	$(4.21)	$0.78	$(8.51)

     Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities
     The Company’s financial instruments include cash, accounts receivable, prepaid expenses, security deposits, accounts payable and accrued expenses. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.
     Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. SFAS No. 107 (Disclosures About Fair Value of Financial Instruments) requires that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 6. Management believes it is not practical to estimate the fair value of related party financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.
     The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of June 30, 2009 and December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. The measurements cited in the preceding sentence refer to those set forth in SFAS No. 157 (Fair Value Measurements), as amended.
     When the Company has a loan that is identified as being impaired or being reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with SFAS 114 and is collateral dependent, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan.
     SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments and we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
     The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 and December 31, 2008:

As of June 30, 2009
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$6,649,122	$6,649,122	$6,649,122	$—	$—

As of December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$4,460,643	$4,460,643	$4,460,643	$—	$—

     Significant Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires the Company to make certain changes to the presentation of the Company’s financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the quarters ended June 30, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 for the quarter ended June 30, 2009 and year ended December 31, 2008, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, as required by SFAS 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the adoption of SFAS 160 did not have a material effect on the Company’s financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss to the noncontrolling interest.
     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, this FSP requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS No. 107-1 did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events.” Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively.

The adoption of SFAS No. 165 during the quarter ended June 30, 2009 did not have a significant effect on the Company’s consolidated financial statements as of that date or for the quarter or year-to-date period then ended.
     On June 29, 2009, the FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification (Codification) to become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.
     The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative.
     Recent accounting pronouncements discussed in the notes to the December 31, 2008 audited financial statements, filed previously with the SEC in Form 10-K, that are required to be adopted during the year ending December 31, 2009, did not have or are not expected to have a significant impact on the Company’s condensed consolidated financial statements as of and for the three-months period ended June 30, 2009.
3. NOTES RECEIVABLE
As of June 30, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

	Date			Book	Book	Contractual	Annual Effective	Maturity
Loan Name	Acquired/	Property	Loan	Value as of	Value as of	Interest	Interest Rate at	Date as of
Location of Related Property or Collateral	Originated	Type	Type	June 30, 2009	December 31, 2008	Rate	June 30, 2009	June 30, 2009

Mesquite Venture I
Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$600,000	$558,000	14.00%	14.00%	5/15/2010

Aware Development
Riverside County, California	1/9/2009	Vacant Land	Second deed of Trust	1,886,000	—	28.00%	28.00%	7/12/2009

Aware Development
Riverside County, California	1/9/2009	Vacant Land	Second deed of Trust	414,000	—	28.00%	28.00%	7/12/2009

Reserve for loan losses				—	—

				$2,900,000	$558,000

     The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2009:

Real estate loans receivable — December 31, 2008	$558,000
Origination of real estate loans	2,300,000

Amortization of prepaid interest	42,000

Provision for loan losses	—

Real estate loans receivable — June 30, 2009	$2,900,000

     Mesquite Venture I, LLC
     On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, one real estate loan for an amount of $600,000. All attorney and closing costs were paid by the borrower. The loan is a second position lien behind a $3,681,000 first position lien. The term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. On September 30, 2008, the Company recorded this real estate loan as a note receivable with $63,000 of prepaid interest netted against the note balance. Prepaid interest is amortized over the life of the note. As of June 30, 2009, the unamortized balance of prepaid interest remaining totaled $0. The Company recognized interest income of $21,000 related to this note for the three months ended June 30, 2009 and for the year ended December 31, 2008 and $42,000 for the six months ended June 30, 2009. As of June 30, 2009 and December 31, 2008, the note receivable balance net of the unamortized interest was $600,000 and $558,000, respectively.
     The compensation received by the Company’s Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by Shopoff Advisors as of June 30, 2009, was $27,000.
     On or about June 30, 2009, the Company, through SPT Real Estate Finance, LLC, agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010 which will be applied against accrued and unpaid interest. Interest will accrue on the outstanding principal balance at an annual rate of fourteen percent and all accrued and unpaid interest and principal will be due and payable in full at the new maturity date of May 15, 2010. Through the date of this filing, such loan extension has not been executed.
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
     This was a related party transaction. Prior to the closing, Aware had entered into two separate note purchase agreements with Vineyard. Pursuant to the note purchase agreements, Aware had agreed to purchase from Vineyard two loans made by Vineyard to

Springbrook Investments, L.P., a California limited partnership (“Springbrook”), whose general partner is a California corporation which is 100% owned by The Shopoff Revocable Trust dated August 12, 2004 (the “Shopoff Trust”). William and Cindy Shopoff are the sole trustees of the Shopoff Trust. William Shopoff is the president, chief executive officer and chairman of the board of directors of the Company. One of the two loans made by Vineyard to Springbrook was in the original principal amount of $5,187,000 and the other was in the original principal amount of $1,072,000 (as heretofore modified, collectively the “Vineyard Loans”).
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
     The compensation received by the Company’s affiliated advisor, the Advisor, and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $69,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $3,833 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by Shopoff Advisors as of June 30, 2009, was $88,167.
     For the three and six months ended June 30, 2009, SPT Real Estate Finance, LLC had accrued interest receivable of $142,915 and $303,474, respectively, on the two separate loan amounts. The Aware Notes of $1,886,000 and $414,000 and the related accrued interest receivable are included in notes receivable on the accompanying condensed consolidated balance sheets.
     See Note 10 for additional information.
4. REAL ESTATE INVESTMENTS
     Wasson Canyon Project
     SPT — Lake Elsinore Holding Co., LLC, an entity wholly owned by the Operating Partnership, was formed in March 2009 principally to acquire real estate properties in the Lake Elsinore area of Riverside County California. Because SPT — Lake Elsinore Holding Co., LLC is wholly owned by the Operating Partnership, the accounts of SPT — Lake Elsinore Holding Co., LLC are consolidated in the Company’s consolidated financial statements.
     On April 17, 2009, SPT — Lake Elsinore Holding Co., LLC closed on the purchase of real property constituting sixty five (65) finished lots located in the City of Lake Elsinore, Riverside County, California, commonly known as Wasson Canyon (the “Wasson Canyon Project”), for the purchase price of $650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”), dated April 14, 2009, by and between the SPT — Lake Elsinore Holding Co., LLC, buyer and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company, as seller.

     Pursuant to the Purchase Agreement, SPT — Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type.
     In addition, pursuant to the Purchase Agreement, MS Rialto Wasson Canyon CA, LLC has the right of first refusal to repurchase the Wasson Canyon Project from SPT — Lake Elsinore Holding Co., LLC . Under the terms of the right of first refusal agreement entered into in connection with this transaction, MS Rialto Wasson Canyon CA, LLC may exercise its right of first refusal by matching the terms and conditions of a bona fide offer received by SPT — Lake Elsinore Holding Co., LLC from a third party to purchase all or a portion of the Wasson Canyon Project.
     Finally, pursuant to the Purchase Agreement, SPT — Lake Elsinore Holding Co., LLC assumed the obligations of MS Rialto Wasson Canyon CA, LLC as a party to a profits participation agreement, dated June 28, 2005 (the “Profits Participation Agreement”), pursuant to which SPT — Lake Elsinore Holding Co., LLC is obligated to share 50% of project revenues, less project costs and certain other deductions, earned by it (calculated based on MS Rialto Wasson Canyon CA, LLC’s original basis) if the Wasson Canyon Project is resold in a bulk sale. The original parties to the Profits Participation Agreement were Wasson Canyon Holdings, LLC, as obligor, and Wasson Canyon Investments, L.P., as obligee. The obligee assigned its rights to Wasson Canyon Investments II, L.P., an entity whose general partner is an affiliate of the Company’s sponsor, The Shopoff Group. As a result of the decline in overall property values since 2005, as a practical matter, the profits participation would only take effect in the event of a bulk sale of the Wasson Canyon Project in excess of $7,500,000, or approximately $115,385 per lot.
     MS Rialto Wasson Canyon CA, LLC is not affiliated with the Company or any of its affiliates.
     The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $19,500, upon consummation of the transaction.
     As of the six months ended June 30, 2009, SPT – Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $650,000, an additional $126,331 in capitalized project costs including the aforementioned $19,500 acquisition fee.
     Underwood Project
     On May 19, 2009, SPT – Lake Elsinore Holding Co., LLC, closed on the purchase of real property constituting 543 single family residential lots, a 9.4 acre park and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the “Underwood Project.” The purchase price was $1,650,000. The purchase was made pursuant to a Purchase Agreement, dated May 13, 2009, by and between the Buyer and U.S. Bank National Association
     U.S. Bank National Association is not affiliated with the Company or any of its affiliates.
     The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $49,500, upon consummation of the transaction.
     As of the six months ended June 30, 2009, SPT – Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $64,836 in capitalized project costs including the aforementioned $49,500 acquisition fee.
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
     On December 31, 2008, SPT-SWRC, LLC, closed on the acquisition of certain parcels of land (the “Pulte Home Project”) pursuant to a Purchase Agreement, dated December 23, 2008, with Pulte Home Corporation, a Michigan corporation (“Pulte Home”), an entity unaffiliated with the Company and its affiliates. The purchase price of the Pulte Home Project was $2,000,000. The Pulte Home

Project is located in an area commonly known as Winchester Ranch and consists of partially improved land with the surface being in the first stage of the grading process and with streets and lots undefined (rough graded). The land is zoned for residential properties with a portion set aside for multi-family residential units.
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
     On February 27, 2009, SPT-SWRC, LLC entered into a purchase and sale agreement to sell the Pulte Home Project to Khalda Development, Inc. (“Khalda”), an entity unaffiliated with the Company and its affiliates. The contract sales price was $5,000,000 and the transaction closed escrow on March 20, 2009. The Company recognized a gain on sale related to this transaction of approximately $2,093,000. In connection with this purchase, Khalda assumed SPT-SWRC, LLC’s obligation to replace the existing subdivision improvement agreements and related bonds on or before June 30, 2009. Pulte Home waived its right of first refusal to repurchase the Pulte Home Project.
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
As of June 30, 2009, the Company had sold and accepted 1,848,200 shares of its common stock for $17,557,900 not including 21,100 shares issued to The Shopoff Group L.P. As of June 30, 2009, the Company had sold $30,400 in stock subscriptions for 3,200 shares which had not yet been accepted by the Company. The stock was recorded as subscribed stock in the accompanying condensed consolidated balance sheets. As of December 31, 2008, the Company had sold and accepted 1,836,200 shares of its common stock for $17,443,900 not including 21,100 shares issued to The Shopoff Group L.P.

6. OTHER RELATED PARTY TRANSACTIONS
     The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. We are allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor is required to repay us for any organizational and offering costs and expenses reimbursed to them by us that exceed 12.34% of the gross offering proceeds within 60 days of the close of the offering. As of June 30, 2009 we had reimbursed the Advisor $463,892 in excess of the 12.34% limit.
     As of June 30, 2009 and December 31, 2008, such costs and expenses approximated $4,950,000 and $4,624,000 respectively. Of the approximately $4,950,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs was netted against additional paid-in capital in the accompanying consolidated balance sheet.
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
     The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from its Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of June 30, 2009, the offering had not yet been completed. As the offering had not yet been completed the Sponsor had made no determination whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.
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
     In accordance with the Agreement, the Company will pay the Advisor the following fees:
•	Acquisition and Advisory Fees: 3% of, with respect to any real estate asset or real estate-related investment acquired by the Company directly or indirectly, the contract purchase price of the underlying property.

•	Debt Financing Fee: 1% of the amount available under any loan or line of credit made available to the Company upon the receipt of the proceeds from such loan or line of credit.

•	Asset Management Fee: a monthly payment equal to one-twelfth of 2% of (i) the aggregate asset value for operating assets and (ii) the total contract price plus capitalized entitlement and project related costs for real estate assets held for less than or equal to one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iii) the appraised value as determined from time to time for real estate assets held for greater than one year by the Company, directly or indirectly, as of the last day of the preceding month other than a real estate-related investment and (iv) the appraised value of the underlying property, for any real estate-related investment held by the Company directly or indirectly, as of the last day of the preceding month, in the case of subsection (iv) not to exceed one-twelfth of 2% of the funds advanced by the Company for the purchase of the real estate-related investment.

•	Disposition Fees: equal to (i) in the case of the sale of any real estate asset, other than real estate-related investments, the lesser of (a) one-half of the competitive real estate commission paid up to 3% of the contract price or, if none is paid, the amount that customarily would be paid, or (b) 3% of the contract price of each real estate asset sold, and (ii) in the case of the sale of any real estate-related investments, 3% of the sales price. Any disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each real estate asset, upon disposition thereof, shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract price of each real estate asset or (ii) the competitive real estate commission for each real estate asset. The Company will pay the disposition fees for a property at the time the property is sold.

•	Additional Fees: The Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange or termination of the Agreement.
7. PROPOSED ACQUISITION
     On September 30, 2008, the Company’s Advisor entered into a purchase and sale agreement to purchase certain parcels of land from TSG Little Valley, L.P., a California limited partnership (“TSG Little Valley”), consisting of 163 entitled, but unimproved, residential lots, located in the City of Lake Elsinore, County of Riverside, State of California. The contract purchase price is for $4,890,000. The Company’s Advisor paid an initial non-refundable deposit to TSG Little Valley of $1,000,000 on October 7, 2008. The $1,000,000 deposit was paid solely from the proceeds of the Company’s initial public offering. The closing of this transaction is subject to the concurrent acquisition of 356 entitled but unimproved, residential lots and 2 commercial lots from White Rock Acquisition Co., L.P. (whose underlying legal owner is Credit-Suisse Securities (USA) Limited) (“White Rock Project”). These properties are located in the City of Lake Elsinore, California. The closing date of this transaction was scheduled for May 29, 2009. The $1,000,000 deposit is included in real estate deposits in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008.
     As the closing date of this transaction of May 29, 2009 did not occur and no additional escrow extensions have been executed since May 29, 2009, the escrow is considered to be dormant with neither buyer nor seller having issued cancellation instructions to escrow terminating the proposed transaction. Negotiations regarding an extension of the May 29, 2009 closing date are ongoing between the buyer and seller.
     Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of TSG Little Valley, is a shareholder of the Company with ownership of 53,100 shares as of June 30, 2009 which represents approximately 2.61% of our total shares outstanding including restricted stock options granted to our officers and directors. TSG Little Valley is also a shareholder of the Company with ownership of 380,500 shares as of June 30, 2009 which represents approximately 18.67% of the Company’s total shares outstanding including restricted stock options granted to our officers and directors.
8. COMMITMENTS AND CONTINGENCIES
Legal Matters
     From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC is the subject of a Notice of Default filed as described in Note 4. The Company believes the Notice of Default will have no material adverse effect on its results of operations or financial condition.

     Organizational and Offering Costs
     The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. The Company’s obligation for such costs and expenses will not exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008 and the six months ended June 30, 2009, the Company reimbursed its Advisor and affiliated entities approximately $2,631,000. As of June 30, 2009, the Advisor and affiliated entities have incurred $2,319,000 in excess of the 12.34% limitation on organizational and offering costs. The Company is not obligated to reimburse the Advisor or other affiliated entities any amount above 12.34% of gross offering proceeds.
     Specific Performance
     When SPT-SWRC, LLC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC, LLC agreed as a condition of ownership to assume responsibility of a specific performance requirement as detailed in the Reconveyance Agreement, an assignment of which was an exhibit in the original Purchase Agreement. The requirement obligates SPT-SWRC, LLC to complete specific development requirements on adjacent parcels of land not owned by SPT-SWRC, LLC. Currently the primary obligor of this specific development requirement is Khalda Development Inc. (“Khalda”), through their purchase of said property from SPT-SWRC, LLC on March 20, 2009 and subsequent assumption of the Reconveyance Agreement. If Khalda Development Inc. fails to perform its obligations under the assumed Reconveyance Agreement, then the obligee could look to SPT-SWRC, LLC as a remedy.
     The monetary exposure under these obligations, if any, to SPT-SWRC, LLC cannot be determined at this time.
9. REGISTRATION STATEMENT
     The Company filed Post Effective Amendment No. 4 to our registration statement on Form S-11 for the Company’s ongoing initial public offering with the SEC on May 21, 2009. The SEC declared our Post Effective Amendment No. 4 to our registration statement on Form S-11 for our on-going initial public offering effective on May 27, 2009.
10. SUBSEQUENT EVENTS
     Management has evaluated subsequent events through August 12, 2009, which is the date the accompanying condensed consolidated financial statements were issued.
     Real Estate Investment
     On July 31, 2009, SPT AZ Land Holdings, LLC, an entity wholly owned by the Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona. The purchase price was $3,000,000. The purchase was made pursuant to a Purchase Agreement, dated June 29, 2009, by and between the SPT AZ Land Holdings, LLC and AZPro Developments, Inc., an Arizona corporation. On July 28, 2009, SPT AZ Land Holdings, LLC and AZPro Developments, Inc. executed a First Amendment to the Purchase Agreement modifying the terms of the original Purchase Agreement through the addition of a $2,000,000 Secured Promissory Note in favor of AZPro Developments, Inc. (the “Promissory Note”) and Deed of Trust wherein AZPro Developments, Inc. will act as Beneficiary and a concurrent reduction of cash required to close from $3,000,000 to $1,000,000.
          AZpro Developments, Inc. is not affiliated with the Company or any of its affiliates.
          The Company’s affiliate advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.
          Interest on the Promissory Note will accrue on the principal outstanding from the date of the Promissory Note at a rate of six percent (6.00%) per annum. Payments of interest only will be made quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the maturity date of the Promissory Note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on the Promissory Note will be due and payable in full. The Promissory Note is secured by a Deed of Trust with Assignment of Rents which encumbers the Desert Moon Estates Property. SPT AZ Land Holdings, LLC may prepay in whole or in part the principal amount outstanding under the Promissory Note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to AZPro Developments, Inc., without penalty or premium.
          If SPT AZ Land Holdings, LLC fails to pay any installment of interest by the fifth day of each calendar quarter, AZPro Developments, Inc. has the right to assess a late fee equal to 10% of the amount that is delinquent and the interest rate on the entire principal amount outstanding will adjust to 12% per annum from the date the delinquent payment was first due until the delinquent payment has been made. Similar penalties apply if the principal is not paid upon the maturity date.
     Notes Receivable
     On or about July 12, 2009, SPT Real Estate Finance, LLC was informed by Aware that the Forbearance Period had ended and that Springbrook had not made payments in full under the Vineyard Loans which consisted, with respect to one note, of the sum of $1,886,000 plus all accrued interest due under the Note and, with respect to the second note, the sum of $414,000 plus all accrued interest due under the Note.

     Aware also indicated that, in addition to Springbrook not making payments in full under the Vineyard Loans, Aware would not be paying to SPT Real Estate Finance, LLC as documented in the Pledge Agreements, the aggregate of $2,300,000 plus accrued interest due and payable to SPT Real Estate Finance, LLC at the maturity date of July 12, 2009 and that in full settlement of its liability to SPT Real Estate Finance, LLC, Aware would be transferring the Pledge Agreements to SPT Real Estate Finance, LLC.
     Simultaneously with Aware indicating that it would not be paying to SPT Real Estate Finance, LLC all sums due and owing as agreed to in the Pledge Agreements, the aggregate of $2,300,000 plus accrued interest due, Highgrove Inc., the general partner of Springbrook of which the sole shareholder is The Shopoff Revocable Trust, indicated that it would be executing a deed-in-lieu of foreclosure in favor of SPT Real Estate Finance, LLC.
     Other
     Subsequent to June 30, 2009, additional organization and offering costs totaling approximately $22,695 were incurred by the Advisor and its affiliates on behalf of the Company.

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
Company Overview
     We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2010. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our on-going initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. As of June 30, 2009 we sold 1,848,200 shares of common stock for $17,557,900, excluding shares purchased by the Sponsor. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold.
     We filed a Post-Effective Amendment No. 1 to our registration statement on April 30, 2008. The SEC declared our Post-Effective Amendment No. 1 to our registration statement on Form S-11 for our on-going initial public offering effective on May 13, 2008.
     We filed a Post-Effective Amendment No. 2 to our registration statement on January 21, 2009. The SEC declared our Post-Effective Amendment No. 2 to our registration statement on Form S-11 for our on-going initial public offering effective on February 9, 2009.
     We filed a Post-Effective Amendment No. 3 to our registration statement on May 1, 2009 and amended it as Post-Effective Amendment No. 4 on May 21, 2009.
      The SEC declared that our Post-Effective Amendment No. 4 to our registration statement on Form S-11 for our on-going initial public offering effective on May 27, 2009.
     On December 31, 2008, the Company acquired its first real estate property; as such, management believes that the Company commenced its planned principal operations and transitioned from a development stage enterprise to an active company.
     We have used and will continue to use the proceeds of our on-going initial public offering to acquire undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders, to obtain entitlements on such opportunities if applicable, and to hold such assets as long-term investments for eventual sale. “Entitlements” is an all inclusive term used to describe the various components of our value added business plan. We will undertake various functions to enhance the value of our land holdings, including land planning and design, engineering and processing of tentative tract maps and obtaining required environmental approvals. All of these initial entitlements are discretionary actions as approved by the local governing jurisdictions. The subsequent entitlement process involves obtaining federal, state, or local biological and natural resource permits if applicable. Federal and state agencies may include the U.S. Army Corps of Engineers, the U.S. Fish and Wildlife Service, state wildlife, or others as required. By obtaining these approvals or entitlements, we can remove impediments for development for future owners and developers of the projects. It is through this systematic process that we believe that we can realize profits for our investors by enhancing asset values of our real estate holdings. The majority of the property acquired will be located primarily in the States of California, Nevada, Arizona, Hawaii and Texas. If market conditions dictate and if approved by our board of directors, we may invest in properties located outside of these states. On a limited basis, we may acquire interests in income producing properties and ownership interests in firms engaged in real estate activities or whose assets consist of significant real estate holdings, provided these investments meet our overall investment objectives. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, or wholly owned subsidiaries of the Operating Partnership. Our wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership. We have no paid employees. The Advisor conducts our operations and manages our portfolio of real estate investments.
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
     Through June 30, 2009, we had purchased three properties, one of which was subsequently sold on March 20, 2009, and had originated three loans. We had one property in escrow as of June 30, 2009. We have placed one additional property in escrow since

June 30, 2009. The number of properties that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties. Until more arrangements are made to acquire properties and real estate-related investments, we will keep the net proceeds of this offering in short-term, liquid investments.
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
Results of Operations
     Because we recently broke escrow, our results of operations as of the date of this report are not indicative of those expected in future periods. In addition, our results of operations for the three and six months ended June 30, 2009 are not comparable to those of the same periods in 2008.
     Through June 30, 2009, we have acquired three properties and sold one property. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company recognized a gain on the sale of approximately $2,093,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. The third property was purchased on May 19, 2009 for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000.
      Through June 30, 2009, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The $600,000 secured real estate loan receivable incurred zero closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of June 30, 2009, from the $600,000 loan we have received $63,000 in interest income, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $9,000. As of June 30, 2009, from the two separate loans aggregating $2,300,000, we have accrued $303,474 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $19,167.
     Revenue for the three months ended June 30, 2009 approximated $194,000. These revenues consisted primarily of interest income on real estate loan receivables and interest income on cash and cash equivalents on deposit at financial institutions.
     Expenses for the three months ended June 30, 2009 approximated $209,000. These expenses consisted primarily of cost of sales on real estate sold, due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us, dues and subscriptions, professional fees, insurance premiums, independent director fees, and other general and administrative expenses. We expect expenses to increase in the future based on a full year of real estate operations, as well as from the increased activity as we make real estate investments, but we expect these expenses to decrease as a percentage of total revenue.
     For the three months ended June 30, 2009, we had a net loss before income taxes of $15,464. This net loss was comprised of interest received from our secured real estate loan receivables, and interest received by us on stock subscriptions offset by the cost of sales relating to the sale of our real estate investment, and general and administrative costs, consisting primarily of insurance premiums, independent director fees, printing, dues and subscriptions, professional fees, asset management fees, and due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us.
     The Company recognized a provision for income taxes of $116,481 for the six months ended June 30, 2009 as a result of the Company recognizing profits for the first time during the three months ended March 31, 2009 primarily from the sale of a real estate investment. The Company was not required to recognize a provision for income taxes prior to the three months ended March 31, 2009.
Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
     We had limited operations during the three months ended June 30, 2008, because our registration statement was not declared effective with the SEC until August 29, 2007 and the Company did not meet the minimum offering requirement of the sale of 1,700,000 shares of common stock until August 29, 2008. Until the Company met the minimum offering requirement, all proceeds raised from the offering were held in an escrow account at Wells Fargo Bank N.A. We were designated as a development stage enterprise as a result of our limited operations for the three months ended June 30, 2008. We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008.
     The following is a comparison of the main components of our statements of operations for the three months ended June 30, 2009 to the three months ended June 30, 2008:
     The Company earned interest income of $181,559 from notes receivable in 2009 compared to $0 in 2008.
     The Company earned interest income and other of $11,775 from subscription proceeds in 2009 compared to $14,900 in 2008. This decrease was attributable to a larger aggregate of subscription proceeds on deposit at financial institutions in 2009 as compared to 2008 offset by lower earnings on subscription proceeds on deposit at financial institutions in 2009 as compared to 2008.
     The Company incurred cost of sales of real estate of $(70,733) in 2009 compared to $0 in 2008 as a result of property tax refund checks received from the County of Riverside relating to the sale in March 2009 of the Pulte Home land.
     The Company incurred professional fees of $96,993 in 2009 compared to $33,738 in 2008. This increase was attributable to (i) a more extensive annual 10-K and first quarter 10-Q reporting periods in 2009 as compared to 2008 resulting in higher accounting and legal fees and (ii) the hiring by the Company of a third-party consultant to assist the Company in its Sarbanes-Oxley documentation. This third-party consultant was not previously employed by the Company in the three months ended June 30, 2008.
     The Company incurred dues and subscriptions of $10,886 in 2009 compared to $0 in 2008.
     The Company incurred insurance expenses of $55,802 in 2009 compared to $42,610 in 2008. This increase was attributable to a longer term for payment of the remaining balances due on the director and officer insurance policy after the down payment in 2009 as compared to 2008 (10 months versus 9 months).
     The Company incurred general and administrative expenses of $77,912 in 2009 compared to $27,327 in 2008. This increase was primarily attributable to (i) various property acquisitions and a more extensive annual 10-K and first quarter 10-Q reporting period in 2009 as compared to 2008 resulting in a higher volume of work required by the Company’s printing and filing service (ii) asset management fees paid on properties under management by Shopoff Advisor in 2009 as compared to 2008 in which there were no properties under management by Shopoff Advisors and (iii) depreciation on Company purchased software in 2009 as compared to 2008 in which the Company purchased software had not yet been acquired.
     The Company incurred director compensation of $37,939 in 2009 compared to $0 in 2008.
     No other expenses were incurred in 2009 and in 2008.
     The Company recognized a tax provision of $116,481 in 2009 compared to $0 in 2008. This tax provision was the result of the Company recognizing profits for the first time.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
     We had limited operations during the six months ended June 30, 2008, because our registration statement was not declared effective with the SEC until August 29, 2007 and the Company did not meet the minimum offering requirement of the sale of 1,700,000 shares of common stock until August 29, 2008. Until the Company met the minimum offering requirement, all proceeds raised from the offering were held in an escrow account at Wells Fargo Bank N.A. We were designated as a development stage enterprise as a result of our limited operations for the six months ended June 30, 2008. We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008.
     The following is a comparison of the main components of our statements of operations for the six months ended June 30, 2009 to the six months ended June 30, 2008:
     The Company earned revenue from the sale of real estate of $5,000,000 in 2009 compared to $0 in 2008 as a result of the sale in March 2009 of the Pulte Home land.
     The Company earned interest income of $345,474 from notes receivable in 2009 compared to $0 in 2008.
     The Company earned interest income and other of $26,679 from subscription proceeds in 2009 compared to $23,125 in 2008. This increase was attributable to a larger aggregate of subscription proceeds on deposit at financial institutions in 2009 as compared to 2008 partially offset by lower earnings on subscription proceeds on deposit at financial institutions in 2009 as compared to 2008.
     The Company incurred cost of sales of real estate of $2,907,008 in 2009 compared to $0 in 2008 as a result of the sale in March 2009 of the Pulte Home land.
     The Company incurred professional fees of $260,359 in 2009 compared to $63,806 in 2008. This increase was attributable to (i) a more extensive annual 10-K and first quarter 10-Q reporting periods in 2009 as compared to 2008 resulting in higher accounting and legal fees and (ii) the hiring by the Company of a third-party consultant to assist the Company in its Sarbanes-Oxley documentation. This third-party consultant was not previously employed by the Company in the six months ended June 30, 2008.
     The Company incurred due diligence costs related to projects not acquired of $46,094 in 2009 compared to $0 in 2008.
     The Company incurred dues and subscriptions of $71,461 in 2009 compared to $0 in 2008.
     The Company incurred acquisition fees of $69,000 in 2009 compared to $0 in 2008.
     The Company incurred insurance expenses of $111,604 in 2009 compared to $111,619 in 2008.
     The Company incurred general and administrative expenses $132,551 in 2009 compared to $27,327 in 2008. This increase was primarily attributable to (i) various property acquisitions and a more extensive annual 10-K and first quarter 10-Q reporting period in 2009 as compared to 2008 resulting in a higher volume of work required by the Company’s printing and filing service, (ii) asset management fees paid on properties under management by Shopoff Advisor in 2009 as compared to 2008 in which there were no properties under management by Shopoff Advisors and (iii) depreciation on Company purchased software in 2009 as compared to 2008 in which the Company purchased software had not yet been acquired.
     The Company incurred director compensation of $76,818 in 2009 compared to $0 in 2008.
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
     It is presently unclear what impact the recent regulatory, legislative and policy initiatives will have on the financial markets, the U.S. banking and financial industries, and the broader U.S. and global economies. To the extent the market does not respond favorably to the recent regulatory, legislative and policy initiatives real estate companies, such as ours, may have difficulty securing mortgage debt at reasonable rates or at all. In addition, while the economic downturn may present opportunities for us to acquire assets that are undervalued, this opportunity is hampered by the increased cost of capital and uncertainty as to when the markets will stabilize.
Organization and Offering Costs
     Our organization and offering costs may be paid by the Advisor, our broker-dealer and their affiliates on our behalf. These organization and offering costs include all expenses to be paid by us in connection with our ongoing initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (iv) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (v) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.
     Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $4.950 million through June 30, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through June 30, 2009, we had sold 1,848,200 shares for gross offering proceeds of $17.558 million, excluding shares purchased by the Sponsor and recorded organization and offering costs of $2.631 million.
Liquidity and Capital Resources
     We broke escrow in our on-going initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was sold on March 20, 2009 for $5,000,000. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share. As of June 30, 2009, we had sold and accepted 1,848,200 shares of our common stock for $17,557,900 excluding shares issued to the Sponsor. As of June 30, 2009 we had received but had not yet accepted, additional subscriptions for the sale of 3,200 shares of our common stock at a price of $9.50 per share.

     Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.
     We did not pay any distributions to stockholders for the six months ended June 30, 2009.
     As of June 30, 2009, our liabilities totaled $192,920 and consisted of accounts payable and accrued liabilities, income taxes payable and due to related parties. We have sufficient liquidity to meet these current obligations as disclosed.
     Cash Flows
     We had limited operations during the six months ended June 30, 2008, because our registration statement was not declared effective with the SEC until August 29, 2007 and the Company did not meet the minimum offering requirement of the sale of 1,700,000 shares of common stock until August 29, 2008. Until the Company met the minimum offering requirement, all proceeds raised from the offering were held in an escrow account at Wells Fargo Bank N.A. We were designated as a development stage enterprise as a result of our limited operations for the six months ended June 30, 2008. We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008.
     The following is a comparison of the main components of our statements of cash flows for the six months ended June 30, 2009 to the six months ended June 30, 2008:
     Cash Used in Operating Activities
     We used $525,697 in operating activities for the six months ended June 30, 2009 compared to $23,125 that was provided from operating activities for the six months ended June 30, 2008. This $525,697 was comprised of an operating gain of $1,580,777 comprised primarily of revenue from the sale of real estate of $5,000,000, interest income on secured notes receivable of $345,474, interest income of $26,679 from subscription proceeds, cost of sales of real estate of $2,907,008, due diligence costs related to projects not acquired of $46,094, dues and subscriptions of $71,461, professional fees of $260,359, insurance expenses of $111,604, acquisition fees of $69,000, general and administrative expenses of $132,551, director compensation expenses of $76,818 and a provision for income taxes of $116,481, a decrease in the amount owed to related parties of $116,497, and decrease in accounts payable and accrued liabilities of $3,795, and increase in income taxes payable of $116,481, an increase in prepaid expenses and other assets of $18,327, gain on sale of real estate investment of $2,092,992 and depreciation expense of $8,655.
     Cash Provided by Investing Activities
     We received $1,853,772 from investing activities for the six months ended June 30, 2009 compared to $0 for the six months ended June 30, 2008. This $1,853,772 was a result of originating two loans secured by real estate in the amount of $2,300,000, accruing interest on the two loans secured by real estate of $303,474 and a reduction in prepaid interest of $42,000 on a third loan secured by real estate, the sale of one real estate property for $5,000,000, related project costs to the one real estate property sold in the amount of $292,874, the reduction of deposits in the amount of $2,300,000 originally placed into an escrow accounts for a real estate-related investment, the purchase of two properties and related acquisition and other property related expenses of $2,491,167 and the purchase of property and equipment of $16,713.
     Cash Used In Financing Activities
     We used $363,965 in financing activities for the six months ended June 30, 2009 compared to $23,125 that was used in financing activities for the six months ended June 30, 2008. The $363,965 was primarily comprised of the reimbursement to the Sponsor of $363,965 in organization and offering expenses, the receipt of $30,400 in stock subscriptions, and $30,400 in restricted cash comprised of subscription proceeds, which were not accepted by us as of June 30, 2009.
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

Distributions
     We have not paid any distributions as of June 30, 2009. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.
Investment Strategy
     Our initial primary business focus was to buy, hold and sell undervalued, undeveloped non-income producing real estate assets and to generate returns to our stockholders upon disposition of such properties (although as described below, our recent focus has been on distressed or opportunistic property offerings). The land acquired may have been zoned for residential, commercial or industrial uses. Our strategy is to invest in properties with the following attributes:
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
     Principles of Consolidation
     Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC and SPT AZ Land Holdings, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of June 30, 2009 and December 31, 2008.

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
     At June 30, 2009, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000. Bank balances in excess of the FDIC limit as of June 30, 2009 and December 31, 2008 approximated $1,191,000 and $2,481,245, respectively. As of August 12, 2009, the bank balance in excess of the FDIC limit has been reduced to approximately $433,000.
     As of June 30, 2009, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of June 30, 2009 and December 31, 2008 approximated $6,149,000 and $3,960,643, respectively. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.
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
     Interest income on the Company’s real estate notes receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.
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
     The costs related to abandoned projects are expensed when management believes that such projects are no longer viable investments.
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
     We believe that the accounting related to property valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our property are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our property could be material to our condensed consolidated balance sheets and statements of operations. We will evaluate our property for impairment periodically on an asset-by-asset basis. This evaluation includes three critical assumptions with regard to future sales prices, cost of sales and absorption. The three critical assumptions include the timing of the sale, the land residual value and the discount rate applied to determine the fair value of the income-producing properties on the balance sheet date. Our assumptions on the timing of sales are critical because the real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to acquire and entitle our land and cost to acquire our income-producing properties. Our assumptions on land residual value are critical because they will affect our estimate of what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of the income-producing properties. A higher discount rate reduces the estimated fair value of such properties, while a lower discount rate increases the estimated fair value of these properties. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing property held for investment during these changing market conditions, actual results could differ materially from management’s assumptions and may require material property impairment charges to be recorded in the future.
     Long-Lived Assets
     Property held for investment will be accounted for in accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the three months ended June 30, 2009 and December 31, 2008.
     SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
     Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities
     The Company’s financial instruments include cash, accounts receivable, prepaid expenses, security deposits, accounts payable and accrued expenses. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.
     Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. SFAS No. 107 (Disclosures About Fair Value of Financial Instruments) requires that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 6. Management believes it is not practical to estimate the fair value of related party financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.
     The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of June 30, 2009 and December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. The measurements cited in the preceding sentence refer to those set forth in SFAS No. 157 (Fair Value Measurements), as amended.
     When the Company has a loan that is identified as being impaired or being reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with SFAS 114 and is collateral dependent, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan.
     SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments and we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
     The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 and December 31, 2008:

As of June 30, 2009
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$6,649,122	$6,649,122	$6,649,122	$—	$—

As of December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$4,460,643	$4,460,643	$4,460,643	$—	$—

     Notes Receivable
          The Company’s notes receivable are recorded at cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a note receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination or acquisition of the loan.
          In accordance with SFAS 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan.
     Organization and Offering Costs
     The Company’s organization and offering costs may be paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These organization and offering costs include all expenses to be paid by us in connection with the Company’s ongoing initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (iv) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (v) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.
     Pursuant to the advisory agreement and the broker-dealer agreement, the Company is obligated to reimburse the advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on the Company’s behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of the Company’s gross offering proceeds. The Company’s Advisor and its affiliates have incurred on the Company’s behalf organization and offering costs of $4.950 million through June 30, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of the Company’s ongoing initial public offering through June 30, 2009, the Company had sold 1,848,200 shares for gross offering proceeds of $17.558 million and recorded organization and offering costs of $2.631 million.
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
     The Company has federal and state net operating loss carry-forwards in the amount of $1.6M each, substantially all of which were also available for federal and state income tax purposes, at June 30, 2009, and are expected to begin expiring in 2027 and 2017, respectively. Effective September 30, 2008, the State of California suspended the ability of corporations to offset taxable income with net operating loss carryforwards for the tax years 2008 and 2009. Therefore, current tax expense has been provided for state income tax purpose and the effect of the federal alternative minimum tax on the ability of the Company to utilize net operating losses for federal alternative minimum tax purposes.
     In assessing the realizability of the net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2009, the Company had a full valuation established against its deferred tax assets. Because of the valuation allowance, the Company had no deferred tax expense / (benefit).
     Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry-forwards may be subject to an annual limitation on the utilization of these carry-forwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.
     The Company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. As of June 30, 2009, there was no increase or decrease to liability for income tax associated with uncertain tax positions.
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
     Significant Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires the Company to make certain changes to the presentation of the Company’s financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the quarters ended June 30, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 for the quarter ended June 30, 2009 and year ended December 31, 2008, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, as required by SFAS 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguish between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests - previously classified as minority interest outside of stockholders’ equity. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the adoption of SFAS 160 did not have a material effect on the Company’s financial statements because a substantive contractual arrange specifies the attribution of net earnings and loss to the noncontrolling interest.
          In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, this FSP requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS No. 107-1 did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events.” Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 during the quarter ended June 30, 2009 did not have a significant effect on the Company’s consolidated financial statements as of that date or for the quarter or year-to-date period then ended.
     On June 29, 2009, the FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification (Codification) to become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.
     The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative.
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
     We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because we are in an early stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of June 30, 2009, a 1% increase or decrease in interest rates would have no material effect on our interest income.

     In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4T.	Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.
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
     There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified and supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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
     As of June 30, 2009, we had sold 1,848,200 shares of common stock in the Offering, raising gross proceeds of $17,557,900. From this amount, we have incurred $4,950,189 in organization and offering costs (of which $2,631,396 has been recorded in our financial statements). As of June 30, 2009, we had net offering proceeds from the Offering of $14,926,504. We used the net offering proceeds to purchase our interests in three properties and to originate three loans, to pay $216,000 in acquisition or origination fees and $46,320 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds from our initial public offering to date (along with how we used cash from operating activities) through June 30, 2009, see our condensed consolidated statements of cash flows included in this report.
     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
          On June 16, 2009, the Company held its 2009 annual meeting of shareholders. Two Class II directors - Patrick Meyer and Glenn Patterson - were elected to serve for five year terms and until their successors are duly elected and qualified. The table below summarizes the votes received.

Election of Directors:	For	Withheld
Patrick Meyer	1,435,110	None

Glenn Patterson	1,423,310	11,800

Item 5.	Other Information
     TSG Little Valley
      This transaction between our Advisor as buyer and TSG Little Valley, L.P. as seller, was originally scheduled to close on May 29, 2009. The closing did not take place. Neither buyer nor seller has issued cancellation instructions to escrow terminating the proposed transaction. Negotiations regarding an extension of the May 29, 2009 closing date are ongoing between the buyer and seller.

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

SHOPOFF PROPERTIES TRUST, INC. (Registrant)
Date August 12, 2009	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer (Principal Executive Officer)

Date August 12, 2009	By:	/s/ Kevin M. Bridges
Kevin M. Bridges
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.