Form 10-Q
period 2009-09-30
Shopoff Properties Trust, Inc.
filed 2009-11-16
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the transition period from ________ to _______
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
     As of November 16, 2009, there were 1,912,100 shares of Shopoff Properties Trust, Inc. outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
     The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The September 30, 2009 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end was prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the September 30, 2009 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2008, included in the Company’s Form 10-K previously filed with the SEC on March 31, 2009.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009
	(Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$5,883,379	$7,486,696
Restricted cash	43,700	—
Notes receivable, net	621,173	558,000
Real estate deposits	2,000,000	3,300,000
Real estate investments	8,511,917	2,614,134
Prepaid expenses and other assets	114,373	55,807
Property and equipment, net	108,068	45,047

Total Assets	$17,282,610	$14,059,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$283,259	$64,596
Due to related parties	14,555	132,135
Note payable secured by real estate investment	2,000,000	—

Total Liabilities	2,297,814	196,731

Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,907,500 and 1,857,300 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	19,075	18,573
Additional paid-in capital, net of offering costs	15,612,835	15,472,346
Subscribed stock, $0.01 par value, 4,600 shares subscribed	43,700	—
Accumulated deficit	(690,914)	(1,628,066)

Total Shopoff Properties Trust, Inc. stockholders equity	14,984,696	13,862,853

Noncontrolling interest	100	100

Total Equity	14,984,796	13,862,953

Total Liabilities and Equity	$17,282,610	$14,059,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Sale of real estate	$—	$—	$5,000,000	$—
Interest income, notes receivable	42,345	—	387,819	—
Interest income and other	5,212	50,127	31,890	73,252
Loan Fees	30,000	—	30,000	—

	77,557	50,127	5,449,709	73,252

Expenses:
Cost of sales of real estate	51,920	—	2,958,928	—
Stock based compensation	474,556	—	474,556	—
Professional fees	84,038	47,394	341,897	111,200
Insurance	52,176	41,168	163,779	152,787
General and administrative	27,846	13,599	160,398	40,926
Dues and Subscriptions	37,008	—	124,802	—
Director compensation	40,614	15,958	117,433	15,958
Acquisition fees paid to advisor	—	—	69,000	—
Due diligence costs related to properties not acquired	1,687	595,018	33,947	595,018

	769,845	713,137	4,444,740	915,889

Net (loss) income before income taxes	(692,288)	(663,010)	1,004,969	(842,637)
Provision for income taxes	(48,663)	—	67,818	—

Net (loss) income available to common shareholders per common share:	$(643,625)	$(663,010)	$937,151	$(842,637)

Basic	$(0.34)	$(1.05)	$0.50	$(3.67)

Diluted	$(0.34)	$(1.05)	$0.45	$(3.67)

Weighted-average number of common shares outstanding used in per share computations:
Basic	1,876,546	632,095	1,867,947	229,291

Diluted	1,876,546	632,095	2,084,697	229,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2009 and 2008
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$937,151	$(842,637)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of real estate investment	(2,069,914)	—
Depreciation expense	17,761	—
Stock based compensation expense	474,556	—
Changes in assets and liabilities:
Due to related parties	(117,580)	(149,841)
Accounts payable and accrued liabilities	218,663	45,026
Prepaid expenses and other assets	(58,565)	(36,480)

Net cash used in operating activities	(597,928)	(983,932)

Cash Flows From Investing Activities
Purchase of property and equipment	(80,780)	—
Notes receivable, net	(63,173)	(537,000)
Real estate investments	(6,511,917)	—
Proceeds from sale of real estate investment, net	4,684,047	—
Real estate deposits	1,300,000	—

Net cash used in investing activities	(671,823)	(537,000)

Cash Flows From Financing Activities
Offering costs paid to advisor	(477,965)	(2,078,357)
Stock subscriptions	43,700	76,807
Issuance of common stock to subscribers	144,400	16,200,350
Restricted cash	(43,701)	778,765

Net cash (used in) provided by financing activities	(333,566)	14,977,565

Net change in cash	(1,603,317)	13,456,633
Cash, beginning of period	7,486,696	200,550

Cash, end of period	$5,883,379	$13,657,183

Supplemental Information For Non-Cash Investing and Financing Activities
Acquisition of land with assumption of debt	$2,000,000	$—

Cash paid for income taxes	$91,500	$—

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
     The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of September 30, 2009, the Company had accepted subscriptions for the sale of 1,851,400 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock issued to certain officers and directors. As of September 30, 2009, the Company had sold but not yet accepted subscriptions for the sale of 4,600 shares of its common stock at a price of $9.50 per share. As of September 30, 2009, the Company had 144,000 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale. On August 27, 2009, the Company announced that it had extended the expiration date of its best-efforts initial public offering by one year, from August 29, 2009 until August 29, 2010 (or until the date the entire offering is sold).
     On December 31, 2008, we acquired our first real estate property, which was sold on March 20, 2009 (See Note 4). As such, management believes that the Company has commenced its planned principal operations and transitioned from a development stage enterprise to an active company. The Company adopted December 31 as its fiscal year end.
     As of September 30, 2009, the Company owned five properties, sixty five finished residential lots in the City of Lake Elsinore, California purchased for $650,000, five hundred forty three unimproved residential lots in the City of Menifee, California purchased for $1,650,000, a final plat of 739 single family residential lots on a total of 200 acres of unimproved land in the Town of Buckeye, Maricopa County, Arizona purchased for $3,000,000, approximately 118 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California acquired via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by the Company of all of Springbrook’s obligations under a secured promissory note owned by the Company and approximately 6.11 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California also acquired via a Settlement Agreement with Springbrook, in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by the Company of all of Springbrook’s obligations under a second, separate secured promissory note owned by the Company (See Note 4). Through June 30, 2009, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC was outstanding as of September 30, 2009 (See Note 3).
     The Company’s day-to-day operations are managed by Shopoff Advisors, L.P., a Delaware limited partnership (the “Advisor”), as further discussed in Note 7. The Advisor manages, supervises and performs the various administrative functions necessary to carry out our day-to-day operations. In addition, the Advisor identifies and presents potential investment opportunities and is responsible for our marketing, sales and client services. Pursuant to the Advisory Agreement, the Advisor’s activities are subject to oversight by our board of directors.
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
     The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.
     Principles of Consolidation
     Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT — Lake Elsinore Holding Co., LLC and SPT AZ Land Holdings, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of September 30, 2009 and December 31, 2008.
     All intercompany accounts and transactions are eliminated in consolidation.
     Use of Estimates
     It is the Company’s policy to require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates will be made and evaluated on an on-going basis, using information that is currently available as well as applicable assumptions believed to be reasonable under the circumstances. Actual results may vary from those estimates; in addition, such estimates could be different under other conditions and/or if we use alternative assumptions.

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
Concentrations of Credit Risk
     The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions. As of September 30, 2009, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 ($100,000 prior to September 30, 2008). Bank balances in excess of the FDIC limit as of September 30, 2009 and December 31, 2008 approximated $17 and $2,481,000, respectively.
     As of September 30, 2009 and December 31, 2008, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of September 30, 2009 and December 31, 2008 approximated $4,452,000 and $3,961,000, respectively. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.
     The Company’s real estate related assets are located in Arizona, California and Nevada. Accordingly, there is a geographic concentration of risk subject to fluctuations in the local economies of Arizona, California and Nevada. Additionally, the Company’s operations are generally dependent upon the real estate industry, which is historically subject to fluctuations in local, regional and national economies.
     Revenue and Profit Recognition
     It is the Company’s policy to recognize gains on the sale of investment properties. In order to qualify for immediate recognition of revenue on the transaction date, the Company requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. We would expect these criteria to be met at the close of escrow. The Company’s policy also requires that the seller not have any substantial continuing involvement with the property. If we have a commitment to the buyer in a specific dollar amount, such commitment will be accrued and the recognized gain on the sale will be reduced accordingly.
     Transactions with unrelated parties which in substance are sales but which do not meet the criteria described in the preceding paragraph will be accounted for using the appropriate method (such as the installment, deposit, or cost recovery method) as set forth in the Company’s policy. Any disposition of a real estate asset which in substance is not deemed to be a “sale” for accounting purposes will be reported as a financing, leasing, or profit-sharing arrangement as considered appropriate under the circumstances of the specific transaction.
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
     Notes Receivable

          The Company’s notes receivable are recorded at cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date. The amortized cost of a note receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination or acquisition of the loan.
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
     Property Held for Sale
     The Company’s policy, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, requires that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods report the results of operations of the component as discontinued operations.
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
     We believe that the accounting related to property valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our property are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our property could be material to our condensed consolidated balance sheets and statements of operations. We will evaluate our property for impairment periodically on an asset-

by-asset basis. This evaluation includes three critical assumptions with regard to future sales prices, cost of sales and absorption. The three critical assumptions include the timing of the sale, the land residual value and the discount rate applied to determine the fair value of the income-producing properties on the balance sheet date. Our assumptions on the timing of sales are critical because the real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to acquire and entitle our land and cost to acquire our income-producing properties. Our assumptions on land residual value are critical because they will affect our estimate of what a willing buyer would pay and what a willing seller would sell a parcel of land for (other than in a forced liquidation) in order to generate a market rate operating margin and return. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of the income-producing properties. A higher discount rate reduces the estimated fair value of such properties, while a lower discount rate increases the estimated fair value of these properties. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing property held for investment during these changing market conditions, actual results could differ materially from management’s assumptions and may require material property impairment charges to be recorded in the future.
     Long-Lived Assets
     The Company’s policy requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the three and nine months ended September 30, 2009 and December 31, 2008.
     The Company’s policy also requires us to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
     Earnings Per Share
     Basic net income (loss) per share (“EPS”) is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any.
     As of September 30, 2009, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 35,000 of which vested as of September 30, 2009 and 138,750 of which remain unvested as of September 30, 2009. However, such unvested shares were included in the calculation of EPS for the nine months ended September 30, 2009 since their effect will be dilutive.
     As of September 30, 2009, the Company had 78,000 stock options that were granted to certain directors and officers, 16,400 of which vested as of September 30, 2009 and 61,600 of which remain unvested as of September 30, 2009. The 78,000 stock options were included in the calculation of EPS for the nine months ended September 30, 2009 since their effect will be dilutive.

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Numerator:
Net (loss) income	$(643,625)	$(663,010)	$937,151	$(842,637)

Denominator:
Weighted average outstanding shares of common stock	1,876,546	632,095	1,867,947	229,291

Effect of contingently issuable restricted stock	—	—	138,750	—

Effect of contingently issuable stock options	—	—	78,000	—

Weighted average number of common shares and potential common shares outstanding	1,876,546	632,095	2,084,697	229,291

Basic (loss) income per common share	$(0.34)	$(1.05)	$0.50	$(3.67)
Diluted (loss) income per common share	$(0.34)	$(1.05)	$0.45	$(3.67)

     Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities
     The Company’s financial instruments include cash, accounts receivable, prepaid expenses, security deposits, accounts payable and accrued expenses and notes payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.
     Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. The Company’s policy requires, where reasonable, that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 7. Management believes it is not practical to estimate the fair value of related party financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.
     The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of September 30, 2009 and December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
     When the Company has a loan that is identified as being impaired or being reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Company policy and is collateral dependent, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan.
     Our Company policy establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
     The Company’s policy also discusses determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly. Company policy emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, Company policy requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s).

     The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at September 30, 2009 and December 31, 2008:

As of September 30, 2009
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$4,951,753	$4,951,753	$4,951,753	$—	$—

As of December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$4,460,643	$4,460,643	$4,460,643	$—	$—
     Noncontrolling Interests in Consolidated Financial Statements
     The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the quarters ended September 30, 2009 and 2008, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 for the quarter ended September 30, 2009 and year ended December 31, 2008, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.
     Stock-Based Compensation
          The Company’s policy requires that all employee stock options and rights to purchase shares under stock participation plans be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.
     Subsequent Events
     The Company defines subsequent events as transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company’s policy requires a disclosure of the date through which subsequent events have been evaluated by management. The Company must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. Management has evaluated subsequent events through November 16, 2009, which is the date the accompanying condensed consolidated financial statements were issued.
     Recently Issued Accounting Pronouncements
     In June 2009, the issued Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). Under SFAS 168, The FASB Accounting Standards Codification (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards for nongovernmental entities. All nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritiative at that time. SFAS 168 is effective for interim and annual periods ended after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Company’s condensed consolidated financial statements.
     In May 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which was incorporated into the FASB Codification 855-10, Subsequent Events— Overall (“FASB ASC 855-10”). FASB ASC 855-10, which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of and accounting for and disclosure of events that occur after the balances sheet date but before financial statements are issued or are available to be issued. The adoption of FASB ASC 855.10 did not have an impact on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued three FASB Staff Positions (“FSP”) related to fair value measurements:
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FASB ASC 820-10-65-4”)

•	FSF No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FASB ASC 825-10-65-1”)

•	FAS No. FAS 115-2 and FAS 124-2, Recognition and Preservation of Other-Than-Temporary Impairments (“FASB ASC 320-10-65-1”)
     The adoption of the above FSP’s did not have an impact on the Company’s condensed consolidated financial statements.
3. NOTES RECEIVABLE
As of September 30, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

				Book				Maturity
	Date			Value as of	Book	Contractual	Annual Effective	Date as of
Loan Name	Acquired/	Property	Loan	September 30,	Value as of	Interest	Interest Rate at	September 30,
Location of Related Property or Collateral	Originated	Type	Type	2009	December 31, 2008	Rate	September 30, 2009	2009

Mesquite Venture I
Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$600,000	$558,000	14.00%	14.00%	5/15/2010

Reserve for loan losses				—	—

				$600,000	$558,000

     The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2009:

Real estate loans receivable — December 31, 2008	$558,000
Origination of real estate loans	2,300,000
Amortization of prepaid interest	42,000
Real estate loans receivable converted to real estate owned (REO)	(2,300,000)
Provision for loan losses	—

Real estate loans receivable — September 30, 2009	$600,000

     Mesquite Venture I, LLC
     On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, one real estate loan for an amount of $600,000. All attorney and closing costs were paid by the borrower. The loan is a second position lien behind a $3,681,000 first position lien. The term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. On September 30, 2008, the Company recorded this real estate loan as a note receivable with $63,000 of prepaid interest netted against the note balance. Prepaid interest is amortized over the life of the note. The Company recognized interest income related to this note of $42,000 for the nine months ended September 30, 2009 and $21,000 for the year ended December 31, 2008. As of September 30, 2009 and December 31, 2008, the note receivable balance net of the unamortized interest was $600,000 and $558,000, respectively.
     The compensation received by the Company’s Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by Shopoff Advisors as of September 30, 2009, was $30,000.

     On or about June 30, 2009, the Company, through SPT Real Estate Finance, LLC, agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010 which will be applied against accrued and unpaid interest. Interest will accrue on the outstanding principal balance at an annual rate of fourteen percent and all accrued and unpaid interest and principal will be due and payable in full at the new maturity date of May 15, 2010. As of the date of this filing, Mesquite Venture I, LLC had not made the $10,000 loan extension fee payment due October 1, 2009. The Company’s advisor is currently in discussions with Mesquite Venture I, LLC regarding the unpaid $10,000 loan extension fee payment due October 1, 2009.
     For the three and nine months ended September 30, 2009, SPT Real Estate Finance, LLC recognized accrued interest receivable of $21,173, on the secured real estate loan.
     See Note 11 for additional information.
     Aware Development Inc.
     On January 9, 2009, SPT Real Estate Finance, LLC closed two separate loans to Aware Development Company, Inc., a California corporation (“Aware”). One loan was in the amount of $1,886,000 and the other loan was in the amount of $414,000. The loans were made from the proceeds of the offering and pursuant to two secured note agreements, each dated January 9, 2009 (the “Aware Notes”). The Aware Notes were secured by two separate Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents, each dated January 9, 2009 (collectively, “Pledge Agreements”), by and between Aware and SPT Real Estate Finance, LLC encumbering real property situated in the County of Riverside, California. Interest was payable on the Aware Notes to SPT Real Estate Finance, LLC at a rate of 28% per annum and the principal amount of the Aware Notes plus accrued interest was due and payable six months from the date of funding, or July 9, 2009. These Aware Notes could not be prepaid in whole or in part prior to such date, except in connection with a payoff by Aware of the underlying senior notes in favor of Vineyard Bank N.A., a national banking association (“Vineyard”), in accordance with the Pledge Agreements.
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
     The following were additional material terms with respect to the Vineyard Loans:
•	Aware agreed that, in the absence of additional defaults other than payment defaults, Aware would forbear from exercising its rights and remedies under the Vineyard Loans, including without limitation foreclosure, from the date January 9, 2009 through July 9, 2009 (“Forbearance Period”), in order to allow Springbrook time to attempt to refinance the Vineyard Loans. During the Forbearance Period, interest and other required payments required of Springbrook under the Vineyard Loans would continue to accrue at the stated rate, and would be added to principal.

•	At any time during the Forbearance Period, Aware agreed to accept, as payment in full under the Vineyard Loans, with respect to one note, the sum of $1,896,000 plus all accrued interest then due under the Notes, of which amount Springbrook would cause to be paid $1,886,000 directly to SPT Real Estate Finance, LLC, and $10,000 to Aware and all other amounts directly to SPT Real Estate Finance, LLC and, with respect to the second note, the sum of $424,000 plus all accrued interest then due under the Aware Notes, of which amount Springbrook would cause to be paid $414,000 directly to SPT Real Estate Finance, LLC, and $10,000 to Aware and all other amounts directly to SPT Real Estate Finance, LLC.

•	The commercial guaranties executed by William A. Shopoff, an individual, and William A. Shopoff and Cindy I. Shopoff, as Trustees of the Trust, in connection with the Vineyard Loans, were released, and Aware waived any and all right to recover under the same.
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
     Simultaneously with Aware indicating that it would not be paying to SPT Real Estate Finance, LLC all sums due and owing as agreed to in the Pledge Agreements, the aggregate of $2,300,000 plus accrued interest due, Highgrove Inc., the general partner of Springbrook of which the sole shareholder is the Shopoff Trust, indicated that it would be executing a deed-in-lieu of foreclosure in favor of SPT Real Estate Finance, LLC.
     On August 24, 2009, SPT Real Estate Finance, LLC, acquired ownership of the two Vineyard Loans pursuant to two separate Memoranda of Assignment of Note, Deed of Trust and Loan Documents (the “Assignment Agreements”) executed by Aware in favor of SPT Real Estate Finance LLC. Subsequently, SPT Real Estate Finance LLC, as lender pursuant to the Assignment Agreements, entered into two Settlement Agreements, each dated September 3, 2009, with Springbrook. In the Settlement Agreements, Springbrook agreed to execute and deliver to SPT Real Estate Finance, LLC grant deeds to the underlying real estate collateral for the Vineyard Loans in consideration for the discharge by SPT Real Estate Finance, LLC of all Springbrook’s obligations under the Vineyard Loans. Accordingly, on September 4, 2009, SPT Real Estate Finance, LLC took title to the following Springbrook properties which served as collateral under the Vineyard Loans:
•	approximately 118 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California; and

•	approximately 6.11 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California.
     On September 24, 2009, SPT Real Estate Finance, LLC deeded the collateral under the Vineyard Loans to SPT Lake Elsinore Holding Co., LLC, an affiliated entity wholly owned by the Operating Partnership.
     Prior to Aware executing the Assignment Agreements, Aware had provided SPT Real Estate Finance, LLC with an appraisal completed for Vineyard dated June 18, 2008 concluding that the “as is” land value for the 117.24 acre property is $1,760,000. Aware also provided SPT Real Estate Finance, LLC with an appraisal completed for Vineyard dated June 9, 2008 concluding that the “as is” land value for the 6.11 acre property is $1,650,000. The total value for the two properties based on the aforementioned appraisals performed in June of 2008 is $3,410,000. Although the two appraisals are fifteen months old and the Company has not obtained more recent appraisals, the Company believes that the combined appraised value of $3,410,000 is a representative value for the two properties.
     The compensation received by the Company’s affiliated advisor, the Advisor, and its affiliates in connection with this transaction was as follows: (i) an acquisition fee equal to 3% of the loan amount, or $69,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $3,833 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by Shopoff Advisors as of September 30, 2009, was $100,208.
     For the three and nine months ended September 30, 2009, SPT Real Estate Finance, LLC recognized accrued interest receivable of $21,173 and $324,647, respectively, on the two Aware Notes. The Aware Notes of $1,886,000

and $414,000 and the related accrued interest receivable previously included in notes receivable are now included as investments in real estate on the accompanying condensed consolidated balance sheets.
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
     In connection with this acquisition, the Company incurred acquisition costs of approximately $614,000, which includes $476,774 in reconveyance costs that were capitalized in the accompanying condensed consolidated balance sheets as part of the purchase price. The compensation received by the Company’s affiliated advisor, the Advisor, and its affiliates upon consummation of this transaction was as follows: (i) an acquisition fee equal to 3% of the contract purchase price, or $60,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total contract price, or $3,333 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.
     In connection with the purchase, SPT-SWRC, LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing, or September 30, 2009, and it executed a deed of trust in the amount of $4,692,800 securing this obligation. The deed of trust also secures SPT- SWRC, LLC’s obligation to record Tract Map No. 30266-2 within 180 days of the closing (see Note 8). In addition, Pulte Home had the right of first refusal to repurchase the Pulte Home Project, subject to certain terms and conditions and the Company’s approval of such repurchase.
     On February 27, 2009, SPT-SWRC, LLC entered into a purchase and sale agreement to sell the Pulte Home Project to Khalda Development, Inc. (“Khalda”), an entity unaffiliated with the Company and its affiliates. The contract sales price was $5,000,000 and the transaction closed escrow on March 20, 2009. The Company recognized a gain on sale related to this transaction of approximately $2,070,000. In connection with this purchase, Khalda assumed SPT-SWRC, LLC’s obligation to replace the existing subdivision improvement agreements and related bonds on or before September 30, 2009. Pulte Home waived its right of first refusal to repurchase the Pulte Home Project.
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
     Management believes the sale of the Pulte Home Project by SPT-SWRC, LLC to Khalda is completed. Khalda was aware of the obligations secured by the deed of trust and assumed such obligations when it purchased the Pulte Home Project from SPT-SWRC on March 20, 2009. Management believes that the maximum amount of any legal exposure resulting from any action by Pulte Home with respect to this property would be limited to the value of the property, which is no longer owned by SPT-SWRC, LLC. Khalda, the current owner of the property, is in the process of obtaining the governmental approvals necessary to satisfy its obligations and has declared bankruptcy in order to forestall the foreclosure proceedings so that such governmental approvals can be obtained. A consequence of the foreclosure is that ownership of the Winchester Hills Project could pass from Khalda back to Pulte Home.

     The Pulte Home Project is also the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda, and to require that certain remedial measures be taken to restore the site to a more marketable condition. SPT SWRC, LLC maintains that it is not a proper party to the arbitration, because the declaratory action being sought by the Claimants is to establish rights of the Claimants against Pulte Home, and not against SPT SWRC, LLC, and neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the Winchester Ranch project has released them from the obligation to make the Improvements. The arbitration process is at its inception and, although we believe the request for declaratory relief by the Claimants has no legal basis and that the issue is not arbitrable since no actual dispute exists, we cannot predict the outcome of the arbitration proceedings at this time.
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
     In addition, pursuant to the Purchase Agreement, MS Rialto Wasson Canyon CA, LLC has the right of first refusal to repurchase the Wasson Canyon Project from SPT — Lake Elsinore Holding Co., LLC. Under the terms of the right of first refusal agreement entered into in connection with this transaction, MS Rialto Wasson Canyon CA, LLC may exercise its right of first refusal by matching the terms and conditions of a bona fide offer received by SPT — Lake Elsinore Holding Co., LLC from a third party to purchase all or a portion of the Wasson Canyon Project.
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
     As of the nine months ended September 30, 2009, SPT — Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $650,000, an additional $362,543 in capitalized project costs including the previously mentioned $19,500 acquisition fee.
     Underwood Project
     On May 19, 2009, SPT — Lake Elsinore Holding Co., LLC, closed on the purchase of real property constituting 543 single family residential lots, a 9.4 acre park and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the “Underwood Project.” The purchase price was $1,650,000. The purchase was made pursuant to a Purchase Agreement, dated May 13, 2009, by and between the Buyer and U.S. Bank National Association
     U.S. Bank National Association is not affiliated with the Company or any of its affiliates.
     The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $49,500, upon consummation of the transaction.
     As of the nine months ended September 30, 2009, SPT — Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $88,675 in capitalized project costs including the previously mentioned $49,500 acquisition fee.
     Desert Moon Estates Project
     On July 31, 2009, SPT AZ Land Holdings, LLC, an entity wholly owned by the Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona. The purchase price was $3,000,000. The purchase was made pursuant to a Purchase Agreement, dated June 29, 2009, by and between the SPT AZ Land Holdings, LLC and AZPro Developments, Inc., an Arizona corporation. On July 28, 2009, SPT AZ Land Holdings, LLC and AZPro Developments, Inc. executed a First Amendment to the Purchase Agreement modifying the terms of the original Purchase Agreement through the addition of a $2,000,000 Secured Promissory Note in favor of AZPro Developments, Inc. (the “Promissory Note”) (see Note 5) and deed of trust wherein AZPro Developments, Inc. will act as beneficiary and a concurrent reduction of cash required to close from $3,000,000 to $1,000,000.
     AZpro Developments, Inc. is not affiliated with the Company or any of its affiliates.
     The Company’s affiliate advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.
     As of the nine months ended September 30, 2009, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $39,911 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county tax and CFD credits and accrued interest on the secured promissory note to AZPro Development, Inc.
     Springbrook Properties
     On September 24, 2009, SPT — Lake Elsinore Holding Co., LLC, was deeded real property with an existing basis of $2,624,647, from SPT Real Estate Finance, LLC which was previously collateral on two separate secured real estate loans originated by SPT Real Estate Finance, LLC as discussed in Note 3. The real property received was comprised of approximately 118 acres of vacant and unentitled land, and approximately 6.11 acres of vacant and unentitled land, both located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California. Prior to September 24, 2009, SPT Real Estate Finance, LLC had entered into two separate Settlement Agreements with Springbrook which agreed to execute and deliver to SPT Real Estate Finance, LLC grant deeds to the underlying real estate collateral for the Vineyard Loans in consideration for the discharge by SPT Real Estate Finance, LLC of all Springbrook’s obligations under the Vineyard Loans.

     The Company’s affiliate advisor, Shopoff Advisors, L.P., did not receive an acquisition fee upon consummation of the transaction.
     As of the nine months ended September 30, 2009, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $96,142 in capitalized project costs.
5. NOTE PAYABLE SECURED BY REAL ESTATE INVESTMENT
     As discussed in Note 4 and in connection with the closing of Desert Moon Estates, SPT AZ Land Holdings, LLC executed a $2,000,000 promissory note and deed of trust in favor of AZPro Developments, Inc.
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
     For the three and nine months ended September 30, 2009, SPT AZ Land Holdings, LLC recognized accrued interest payable of $20,384, on the outstanding Promissory Note.
6. STOCKHOLDERS’ EQUITY
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
     As of September 30, 2009, the Company had sold and accepted 1,851,400 shares of its common stock for $17,588,300 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock previously issued to certain officers and directors. As of September 30, 2009, the Company had sold $43,700 in stock subscriptions for 4,600 shares which had not yet been accepted by the Company. The stock was recorded as subscribed stock in the accompanying condensed consolidated balance sheets. As of December 31, 2008, the Company had sold and accepted 1,836,200 shares of its common stock for $17,443,900 not including 21,100 shares issued to The Shopoff Group L.P.
Restricted Stock Grants
The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. During the nine months ended September 30, 2009, 5,000 shares of restricted stock were forfeited, 5,000 shares of restricted stock were subsequently reissued and 138,750 shares of restricted stock remained unvested and outstanding at September 30, 2009. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director.

For the three and nine months ended September 30, 2009, the Company recognized compensation expense of $360,208 comprised of $332,500 for the vesting of restricted stock grants and $27,708 in accrued compensation expenses for unvested restricted stock grants. The vested restricted stock grants were recorded as $350 common stock for the par value of the vested restricted stock grants and $332,150 additional paid-in capital in the accompanying condensed consolidated balance sheets.
Stock Option Grants
The Company, under its 2007 Equity Incentive Plan, approved the granting of stock options to certain of its officers and non-officer directors on August 29, 2009. A total of 78,000 non-qualified stock options were granted: (i) independent director Glenn Patterson, 3,500 shares, (ii) independent director Patrick Meyer, 3,500 shares, (iii) independent director Stuart McManus, 3,000 shares, (iv) independent director Melanie Barnes, 3,000 shares (v) director Jeff Shopoff, 3,000 shares, (vi) officer Tim McSunas, 25,000 shares and (vii) officer Kevin Bridges, 37,000 shares. The options granted vest in 4 or 5 equal installments beginning on the grant date and on each anniversary of the grant date over a period of 3 or 4 years. The options have a contractual term of 10 years.
The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is insufficient trading history in the Company’s common stock to allow for a historically based assessment of volatility. Furthermore, the Company’s shares are not traded on an exchange. The expected volatility is therefore based on the historical volatility of publicly traded real estate investment trusts with investment models and dividend policies deemed comparable to those of the Company. In accordance with the guidance in the Accounting Standards Codification (“ASC”) topic 718-S99 (originally issued as the SEC’s Staff Accounting Bulletin No. 110) the expected term of options is the average of the vesting period and the expiration date. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is assumed to be zero. These factors could change in the future, affecting the determination of stock-based compensation expense for grants made in future periods. The Company used the following weighted-average assumptions in determining the fair value of its officer and director stock options granted in the nine months ended September 30, 2009:

Expected volatility		70%
Expected term	6.9	yrs
Risk-free interest rate		3.0%
Dividend yield		—%
The weighted-average grant date fair value of officers and non-officers’ directors options granted during the nine months ended September 30, 2009 was $6.44.
For the three and nine months ended September 30, 2009, the Company recognized compensation expense with respect to stock option grants of approximately $114,000, which was recorded to additional paid-in capital in the accompanying condensed consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

The following is a summary of the changes in stock options outstanding during the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (Years)
Outstanding at December 31, 2008	—	$—

Granted	78,000	9.50

Outstanding at September 30, 2009	78,000	$9.50	9.9

Exercisable at September 30, 2009	16,400	$9.50	9.9

Based on the closing stock price of $9.50 at September 30, 2009, aggregate intrinsic value of options outstanding at September 30, 2009 was zero.
          Options outstanding that have vested and are expected to vest as of September 30, 2009 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term in
	Shares	Price	Years
Vested	16,400	$9.50	10

Expected to vest	61,600	9.50	10

Total	78,000	9.50	10

7. OTHER RELATED PARTY TRANSACTIONS
     The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. We are allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor is required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceed 12.34% of the gross offering proceeds within 60 days of the close of the offering. As of September 30, 2009 we had reimbursed the Advisor $460,138 in excess of the 12.34% limit.
     As of September 30, 2009 and December 31, 2008, such costs and expenses approximated $5,050,000 and $4,624,000 respectively. Of the approximately $5,050,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs was netted against additional paid-in capital in the accompanying consolidated balance sheet.
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
     The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of September 30, 2009, the offering had not yet been completed. As the offering had not yet been completed the Sponsor had made no determination whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.
     The relationship between the Company and the Advisor is governed by an advisory agreement (the “Agreement”). Under the terms of the Agreement, the Advisor is responsible for overseeing the day-to-day operations of the Company and has the authority to carry out all the objectives and purposes of the Company. The Advisor has a fiduciary responsibility to the Company and its stockholders in carrying out its duties under the Agreement. In providing advice and services, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940, or in any state securities law or (ii) cause the Company to make such investments as would cause the Company to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940. The Company’s Board of Directors has the right to revoke the Advisor’s authority at any time.
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
8. PROPOSED ACQUISITION
     On September 30, 2008, the Company’s Advisor entered into a purchase and sale agreement and joint escrow instructions to purchase certain parcels of land from TSG Little Valley, L.P., a California limited partnership (“TSG Little Valley”), consisting of 163 entitled, but unimproved, residential lots, located in the City of Lake Elsinore, County of Riverside, State of California. The contract purchase price was for $4,890,000. The Company’s Advisor paid an initial non-refundable deposit to TSG Little Valley of $1,000,000 on October 7, 2008. The $1,000,000 deposit was paid solely from the proceeds of the Company’s initial public offering.
     On September 3, 2009, the Company’s Advisor executed an assignment of purchase and sale agreement whereby the Advisor assigned all of its rights, title and interest in the purchase and sale agreement and joint escrow instructions between Advisor and TSG Little Valley to SPT — Lake Elsinore Holding Co., LLC an affiliated entity wholly owned by the Operating Partnership.
     On September 3, 2009, SPT — Lake Elsinore Holding Co., LLC entered into a first amendment to purchase and sale agreement and joint escrow instructions with TSG Little Valley. This first amendment to purchase and sale agreement and joint escrow instructions amended the original purchase and sale agreement and joint escrow instructions dated September 30, 2008 as previously amended by those certain amended/supplemental escrow instructions dated October 16, 2008, October 27, 2008, November 11, 2008, November 25, 2008, December 30, 2008, January 13, 2008, January 27, 2009 and February 24, 2009. The original purchase and sale agreement and joint escrow instructions were further amended by that certain undated Corrective Amendment, whereby (a) SPT — Lake Elsinore Holding Co., LLC agreed to purchase additional property from TSG Little Valley consisting of 356 entitled but unimproved, residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, (b) the purchase price was increased to $9,600,000 from $4,890,000, (c) the non-refundable deposit requirement was increased to $2,000,000 from $1,000,000 and (d) the escrow closing date was amended to on or before November 30, 2009. The Company’s Advisor paid the additional non-refundable deposit to TSG Little Valley of $1,000,000 on September 4, 2009. The additional $1,000,000 deposit was paid solely from the proceeds of the Company’s initial public offering.
     The $2,000,000 and $1,000,000 deposits are included in real estate deposits in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 respectively.
     The Company’s Advisor, on behalf of the Company, has ordered and received two separate appraisals on the assets it intends to purchase from TSG Little Valley. One appraisal, dated October 15, 2008, states that the concluded market value for the 519 entitled, but unimproved, residential lots and 2 commercial lots is $6,330,000. The second appraisal, dated April 29, 2009, states that the concluded market value for the 400 acres of unentitled and unimproved land is $4,900,000. The total value from the two appraisals performed in October of 2008 and April of 2009 is $11,230,000.
     Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of TSG Little Valley, is a shareholder of the Company with ownership of 47,800 shares as of September 30, 2009 which represents approximately 2.51% of our total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors. TSG Little Valley is also a shareholder of the Company with ownership of 380,500 shares as of September 30, 2009 which represents approximately 19.95% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.
     See Note 11 for additional information.
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
     From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC is the subject of a Notice of Default filing and binding arbitration proceeding as described in Note 4. The Company believes the Notice of Default and binding arbitration proceeding will have no material adverse effect on its results of operations or financial condition.
     Organizational and Offering Costs
     The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. The Company’s obligation for such costs and expenses will not exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008 and the nine months ended September 30, 2009, the Company reimbursed its Advisor and affiliated entities approximately $2,631,000. As of September 30, 2009, the Advisor and affiliated entities have incurred $2,419,000 in excess of the

12.34% limitation on organizational and offering costs. The Company is not obligated to reimburse the Advisor or other affiliated entities any amount above 12.34% of gross offering proceeds.
     Specific Performance
     When SPT-SWRC, LLC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC, LLC agreed as a condition of ownership to assume responsibility of a specific performance requirement as detailed in the Reconveyance Agreement, an assignment of which was an exhibit in the original Purchase Agreement. The requirement obligates SPT-SWRC, LLC to complete specific development requirements on adjacent parcels of land not owned by SPT-SWRC, LLC. Currently the primary obligor of this specific development requirement is Khalda, through their purchase of said property from SPT-SWRC, LLC on March 20, 2009 and subsequent assumption of the Reconveyance Agreement. If Khalda Development Inc. fails to perform its obligations under the assumed Reconveyance Agreement, then the obligee could look to SPT-SWRC, LLC as a remedy.
     The monetary exposure under these obligations, if any, to SPT-SWRC, LLC cannot be determined at this time.
10. REGISTRATION STATEMENT
     The Company filed Post Effective Amendment No. 5 to our registration statement on Form S-11 for the Company’s ongoing initial public offering with the SEC on August 17, 2009. The August 24, 2009 the SEC declared our Post Effective Amendment No. 5 to our registration statement on Form S-11 for our on-going initial public offering effective which extends our offering period through August 29, 2010.
11. SUBSEQUENT EVENTS
     Note Receivable
     On or about October 12, 2009, the Company was informed that on September 28, 2009 a Notice of Default and Election to Sell Under Deed of Trust (“NOD”) was recorded on behalf of East West Bank, as beneficiary (“East West Bank”), with respect to a senior deed of trust securing certain obligations of Mesquite Venture I, LLC (“Borrower”) to East West Bank, including without limitation indebtedness under a promissory note in the initial principal amount of $3,681,000 (the “Senior Loan”). The NOD was filed due Borrower’s failure to pay the August 1, 2009 installment of principal and interest and all subsequent installments of principal and interest under the Senior Loan. The Borrower also has failed to pay a loan extension fee due to the Company on October 1, 2009, under the $600,000 loan made by the Company to Borrower (“Mesquite Loan”). As a result of Borrower’s default on the Senior Loan, and on the Mesquite Loan, the Company is in the process of providing a default notice to Borrower and accelerating the indebtedness under the Mesquite Loan. While the Company may have the right to reinstate the Senior Loan under applicable documents or applicable law, it does not presently intend to do so. The Company does intend to sue on the personal guarantees obtained in connection with the Mesquite Loan.
     Management is in the process of evaluating this situation but believes that the Borrower, who is currently negotiating with East West Bank, will be successful in its discussions and will ultimately cure both the NOD filed by East West Bank and the payment default on the Company’s note receivable. Management believes that the full amount of the notes receivable is still collectible and as such, did not establish a reserve against the note receivable as of September 30, 2009.
     Proposed Acquisition
     On October 15, 2009, SPT - Lake Elsinore Holding Co., LLC entered into a second amendment to purchase and sale agreement and joint escrow instructions with TSG Little Valley. This second amendment to purchase and sale agreement and joint escrow instructions amended the original purchase and sale agreement and joint escrow instructions dated September 30, 2008 as previously amended to provide that $2,900,000 of the purchase price would be paid by SPT - Lake Elsinore Holding Co., LLC’s execution and delivery into escrow of (a) an all-inclusive purchase money note secured by deed of trust in favor of TSG Little Valley as Payee therein, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by SPT - Lake Elsinore Holding Co., LLC in favor of TSG Little Valley as beneficiary therein, securing the foregoing all-inclusive purchase money note. On October 15, 2009, SPT - Lake Elsinore Holding Co., LLC entered into a restated second amendment to purchase and sale agreement and joint escrow instructions with TSG Little Valley. This restated second amendment to purchase and sale agreement and joint escrow instructions with TSG Little Valley was entered into for the sole purpose of correcting a signature block.
     On November 5, 2009, SPT-Lake Elsinore Holding Co., LLC closed on the purchase of real property from TSG Little Valley consisting of 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land suitable for mitigation located in the City of Chino Hills, California.
     Other
          On November 3, 2009, pursuant to SEC Rule 17a-11, Shopoff Securities, Inc. (“the firm”), the Company’s broker dealer for its ongoing initial public offering, became aware of a net capital deficiency. The firm operates under the SEC rule 15c3-3 exemption and has a minimum net capital requirement of $5,000. The firm currently had $1,394 in net capital which was deficient of the minimum net capital requirement by $3,606. The firm took the following steps to correct this matter: The firm ceased all securities business and informed the Financial Industry Regulatory Authority, its designated examining authority, of the net capital violation. The deficiency had not been corrected at the time of the filing of this report.
     Subsequent to September 30, 2009, additional organization and offering costs totaling approximately $26,096 were incurred by the Advisor and its affiliates on behalf of the Company.

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
Company Overview
     We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2010. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our on-going initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. As of September 30, 2009 we had sold 1,851,400 shares of common stock for $17,588,300, excluding shares purchased by the Sponsor. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold.
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
     We filed a Post-Effective Amendment No. 5 to our registration statement on August 17, 2009. The SEC declared our Post-Effective Amendment No. 5 to our registration statement on Form S-11 for our on-going initial public offering effective on August 24, 2009.
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
     Through September 30, 2009, we had purchased four properties, one of which was subsequently sold on March 20, 2009 and had originated three secured real estate loans, two of which were subsequently converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had one property in escrow as of September 30, 2009. We have placed no additional properties in escrow since September 30, 2009.

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
Results of Operations
     Although we are in our first full calendar year of operations and have made several acquisitions without the use of capital from outside investment firms, we contemplate using capital from these outside investment firms in the coming years to grow the Company’s investment base. As such our results of operations as of the date of this report are not indicative of those expected in future periods. In addition, our results of operations for the three and nine months ended September 30, 2009 are not comparable to those of the same periods in 2008.
     Through September 30, 2009, we have acquired four properties and sold one property. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company has recognized a gain on the sale of approximately $2,070,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482.
     Through September 30, 2009, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred zero closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of September 30, 2009, from the $600,000 loan we have received $63,000 in interest income, accrued interest receivable of $21,173, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $12,000. As of September 30, 2009, prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $26,833. As of September 30, 2009, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we paid the Advisor asset management fees of $4,374.
     Revenue for the three months ended September 30, 2009 approximated $78,000. These revenues consisted primarily of interest income on real estate loan receivables, interest income on cash and cash equivalents on deposit at financial institutions and a loan fee from the extension of a loan maturity on an existing note receivable.

     Expenses for the three months ended September 30, 2009 approximated $770,000. These expenses consisted primarily of cost of sales on real estate sold, stock compensation on restricted stock grants and stock options issued to directors and executive officers of the Company, due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us, dues and subscriptions, professional fees, insurance premiums, independent director fees, and other general and administrative expenses. We expect expenses to increase in the future based on a full year of real estate operations, as well as from the increased activity as we make real estate investments and we expect these expenses to increase as a percentage of total revenue as our cash from subscribed stock is deployed in real estate investments held for long term capital appreciation.
     For the three months ended September 30, 2009, we had a net loss before income taxes of $643,625. This net loss was comprised of interest received from our secured real estate loan receivables, interest received by us on stock subscriptions and a loan fee from a loan extension on an existing note receivable, offset by the cost of sales relating to the sale of our real estate investment, general and administrative costs, consisting primarily of stock compensation on restricted stock grants and stock options issued to directors and executive officers of the Company, insurance premiums, independent director fees, printing, dues and subscriptions, professional fees, asset management fees, and due diligence expenses incurred on potential real estate and real estate-related acquisitions which were not acquired by us, and a credit on an income tax provision previously recognized.
     The Company recognized a provision for income taxes of $67,818 for the nine months ended September 30, 2009 as a result of the Company recognizing profits for the first time during the three months ended March 31, 2009 primarily from the sale of a real estate investment. The Company was not required to recognize a provision for income taxes prior to the three months ended March 31, 2009.
Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
     Total revenues. Total revenues increased by $27,430, or 54.7% to $77,557 for the three months ended September 30, 2009 compared to $50,127 for the three months ended September 30, 2008. The significant components of revenue are discussed below.
     Interest income, notes receivable. This caption represents revenues earned from the origination of secured real estate loans. We earned $42,345 in interest income-notes receivable for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008. The Company had not originated or invested in any secured real estate loans as of September 30, 2008.
     Interest income and other. This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $44,915, or 89.6% to $5,212 for the three months ended September 30, 2009 compared to $50,127 for the three months ended September 30, 2008. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.
     Loan Fees. This caption represents origination fees earned from investments in secured real estate loans. We earned $30,000 in loan fees for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008. The Company had not originated any secured real estate loans as of September 30, 2008.
     Total expenses. Total expenses increased by $56,709, or 8.0% to $769,845 for the three months ended September 30, 2009 compared to $713,137 for the three months ended September 30, 2008. The significant components of expense are discussed below.
     Due diligence on properties not acquired. Due diligence on properties not acquired decreased $593,331 or 99.7% to $1,687 for the three months ended September 30, 2009 compared to $595,018 for the three months ended September 30, 2008. The decrease was primarily related to (i) a reduction in the number of potential real estate investments reviewed by the Company and (ii) the implementation of condensed evaluation procedures for potential real estate investments resulting in a more efficient and economical underwriting process.
     Stock based compensation. This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. We incurred $474,556 in stock based compensation for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008. The Company had not issued any stock options nor incurred any other share based compensation expense as of September 30, 2008.
     Cost of goods sold. Cost of goods sold represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $51,920 in cost of goods sold for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008. The Company had not made any real estate investments as of September 30, 2008.

     Dues and Subscriptions. Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. We incurred $37,008 in dues and subscriptions for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008. The Company had not entered into any contractual arrangements in any real estate or real estate-related organizations as of September 30, 2008.
     Insurance. Insurance increased by $11,007, or 26.7% to $52,175 for the three months ended September 30, 2009 compared to $41,168 for the three months ended September 30, 2008. The increase was primarily due to one extra payment of directors and officers insurance premium in 2009 as compared to 2008. The one extra payment of directors and officers insurance premium in 2009 as compared to 2008 was due to the Company not binding coverage until August 2008 when the Company met its minimum offering requirement breaking escrow and beginning operations.
     Professional fees. Professional fees increased by $36,644, or 77.3% to $84,038 for the three months ended September 30, 2009 compared to $47,394 for the three months ended September 30, 2008. The increase was primarily due to the Company engaging an independent third-party consultant to assist the Company with its Sarbanes-Oxley documentation.
     Director compensation. Director compensation increased by $24,656, or 151.5% to $40,614 for the three months ended September 30, 2009 compared to $15,958 for the three months ended September 30, 2008. The increase was primarily due to the accrual of director compensation over three months for the three months ended September 30, 2009 as compared to only one month for the three months ended September 30, 2008 as directors did not begin earning compensation until the Company broke escrow and began operations which occurred on August 29, 2008.
     General and Administrative. General and administrative costs increased by $14,247, or 104.8% to $27,846 for the three months ended September 30, 2009 as compared to $13,599 for the three months ended September 30, 2008. The increase was primarily due to (i) a higher number of SEC filings during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 resulting in higher printing expenses and (ii) depreciation expense incurred on Company purchased software that existed in the three months ended September 30, 2009 which had not occurred during the three months ended September 30, 2008.
     Provision for income taxes. This caption represents the amount on the condensed consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $(48,663) in provision for income taxes for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008. The Company sold its first real estate investment during the three months ended March 31, 2009 and recognized an income tax provision which has been revised downwards due to a change in the overall projections of Company earnings for the calendar year ending 2009.
Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
     Total revenues. Total revenues increased by $5,376,458, or 7339.7% to $5,449,710 for the nine months ended September 30, 2009 compared to $73,252 for the nine months ended September 30, 2008. The significant components of revenue are discussed below.
     Sale of real estate. This caption represents revenues earned from the disposition of real estate and real estate-related investments. We earned $5,000,000 for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008 when in March 2009, the Company sold its first real estate asset known as the Pulte Home project originally purchased in December 2008 to Khalda. The Company did not own any real estate or real estate-related assets as of September 30, 2008.
     Interest income, notes receivable. This caption represents revenues earned from the origination of secured real estate loans. We earned $387,819 in interest income-notes receivable for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008. The Company had not originated or invested in any secured real estate loans as of September 30, 2008.
     Interest income and other. This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $41,362, or 56.5% to $31,890 for the nine months ended September 30, 2009 compared to $73,252 for the nine months ended September 30, 2008. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.
     Loan Fees. This caption represents origination fees earned from investments in secured real estate loans. We earned $30,000 in loan fees for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008. The Company had not originated any secured real estate loans as of September 30, 2008.
     Total expenses. Total expenses increased by $3,596,669, or 392.7% to $4,512,558 (including a provision for income taxes of $67,818), for the nine months ended September 30, 2009 compared to $915,889 for the nine months ended September 30, 2008. The significant components of expense are discussed below.
     Due diligence on properties not acquired. Due diligence on properties not acquired decreased $561,071 or 94.3% to $33,947 for the nine months ended September 30, 2009 compared to $595,018 for the nine months ended September 30, 2008. The decrease was primarily related to (i) a reduction in the number of potential real estate investments reviewed by the Company and (ii) the implementation of condensed evaluation procedures for potential real estate investments resulting in a more efficient and economical underwriting process.

     Stock based compensation. This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. We incurred $474,556 in stock based compensation for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008. The Company had not issued any stock options nor incurred any other share based compensation expense as of September 30, 2008.
     Cost of goods sold. Cost of goods sold represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $2,958,928 in cost of goods sold for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008. The Company had not made any real estate investments as of September 30, 2008.
     Acquisition Fees. Acquisition fees represent compensation paid to our Advisor for services provided to us during the identification, negotiation, underwriting, and purchase of our real estate-related investments. We incurred $69,000 in acquisition fees for the nine months ended September 30, 2009 paid to the Advisors for services rendered in originating two secured real estate loans compared to $0 for the nine months ended September 30, 2008.
     Dues and Subscriptions. Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. We incurred $124,802 in dues and subscriptions for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008. The Company had not entered into any contractual arrangements in any real estate or real estate-related organizations as of September 30, 2008.
     Insurance. Insurance increased by $10,992, or 7.2% to $163,779 for the nine months ended September 30, 2009 compared to $152,787 for the nine months ended September 30, 2008. The increase was primarily due to one extra payment of directors and officers insurance premium in 2009 as compared to 2008. The one extra payment of directors and officers insurance premium in 2009 as compared to 2008 was due to the Company not binding coverage until August 2008 when the Company met its minimum offering requirement breaking escrow and beginning operations.
     Professional fees. Professional fees increased by $230,697, or 207.5% to $341,897 for the nine months ended September 30, 2009 compared to $111,200 for the nine months ended September 30, 2008. The increase was primarily due to (i) the Company engaging an independent third-party consultant to assist the Company with its Sarbanes-Oxley documentation and (ii) more extensive annual 10-K and 10-Q reporting periods in 2009 as compared to 2008 resulting in higher accounting and legal fees.
     Director compensation. Director compensation increased by $101,475, or 635.9% to $117,433 for the nine months ended September 30, 2009 compared to $15,958 for the nine months ended September 30, 2008. The increase was primarily due to the accrual of director compensation over nine months for the nine months ended September 30, 2009 as compared to only one month for the nine months ended September 30, 2008 as directors did not begin earning compensation until the Company broke escrow and began operations which occurred on August 29, 2008.
     General and Administrative. General and administrative costs increased by $119,472, or 291.9% to $160,398 for the nine months ended September 30, 2009 as compared to $40,926 for the nine months ended September 30, 2008. The increase was primarily due to (i) a higher number of SEC filings during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 resulting in higher printing expenses, (ii) depreciation expense incurred on Company purchased software that existed in the nine months ended September 30, 2009 which had not occurred during the nine months ended September 30, 2008 and (iii) a higher level of asset management fees paid on real estate-related investments under management by Shopoff Advisor in 2009 as compared to 2008.
     Provision for income taxes. This caption represents the amount on the condensed consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $67,818 in provision for income taxes for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008. The Company sold its first real estate investment during the three months ended March 31, 2009.
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
     Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $5.050 million through September 30, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through September 30, 2009, we had sold 1,851,400 shares for gross offering proceeds of $17.588 million, excluding shares purchased by the Sponsor and recorded organization and offering costs of $2.631 million.
Liquidity and Capital Resources
     We broke escrow in our on-going initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was sold on March 20, 2009 for $5,000,000. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share. As of September 30, 2009, we had sold and accepted 1,851,400 shares of our common stock for $17,588,300 excluding shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors. As of September 30, 2009 we had received but had not yet accepted, additional subscriptions for the sale of 4,600 shares of our common stock at a price of $9.50 per share.
     Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.
     We did not pay any distributions to stockholders for the nine months ended September 30, 2009.
     As of September 30, 2009, our liabilities totaled $297,814 and consisted of accounts payable and accrued liabilities, and due to related parties. We have sufficient liquidity to meet these current obligations as disclosed.
As a result of the closing of a proposed acquisition that occurred subsequent to September 30, 2009 and discussed further in Notes 8 and 11 of the notes to condensed consolidated financial statements, a substantial portion of our remaining liquidity as of September 30, 2009 was utilized. Management believes that it will be able to raise additional capital for the Company through one or more potential sources including additional common stock sales, re-capitalization via a co-investment joint venture relationship, the sale of an asset currently owned by the Company and or securing appropriate longer-term debt.
     Cash Flows
     We had limited operations during the nine months ended September 30, 2008, because our registration statement was not declared effective with the SEC until August 29, 2007 and the Company did not meet the minimum offering requirement of the sale of 1,700,000 shares of common stock until August 29, 2008. Until the Company met the minimum offering requirement, all proceeds raised from the offering were held in an escrow account at Wells Fargo Bank N.A. We were designated as a development stage enterprise as a result of our limited operations for the nine months ended September 30, 2008. We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008.

     The following is a comparison of the main components of our statements of cash flows for the nine months ended September 30, 2009 to the nine months ended September 30, 2008:
     Cash From Operating Activities
     We used $597,928 in operating activities for the nine months ended September 30, 2009 compared to $983,932 that was used in operating activities for the nine months ended September 30, 2008. This $597,928 was comprised of an operating gain of $937,151 comprised primarily of revenue from the sale of real estate of $5,000,000, interest income on secured notes receivable of $387,819, interest income of $31,890 from subscription proceeds, a loan fee from the extension of a loan maturity on an existing note receivable of $30,000, cost of sales of real estate of $2,958,928, stock compensation expense from restricted stock grants and stock options issued to directors and executive officers of $474,556, due diligence costs related to projects not acquired of $33,947, dues and subscriptions of $124,802, professional fees of $341,897, insurance expenses of $163,779, acquisition fees of $69,000, general and administrative expenses of $160,398, director compensation expenses of $117,433 and a provision for income taxes of $67,818, a decrease in the amount owed to related parties of $117,580, an increase in accounts payable and accrued liabilities of $218,663, an increase in prepaid expenses and other assets of $58,565, gain on sale of real estate investment of $2,069,914 and depreciation expense of $17,761.
     Cash From Investing Activities
     We used $671,823 in investing activities for the nine months ended September 30, 2009 compared to $537,000 that was used in investing activities for the nine months ended September 30, 2008. This $671,823 was a result of originating two loans secured by real estate in the amount of $2,300,000, accruing interest on the two loans secured by real estate of $324,647, obtaining the underlying real estate serving as collateral for the two loans via two separate Memoranda of Assignment of Note, Deed of Trust and Loan Documents and Settlement Agreement’s with the borrowers on the loans and then incurring other property related expenses of $96,142, a reduction in prepaid interest of $42,000 on a third loan secured by real estate, the accruing of interest of $21,173 on a third loan secured by real estate, the sale of one real estate property for $5,000,000, related project costs to the one real estate property sold in the amount of $315,953, the reduction of deposits in the amount of $1,300,000, $2,300,000 which was originally placed into an escrow account for a real estate-related investment that has been made by us and a separate $1,000,000 deposit which has been placed into an escrow account for the purchase of a real estate investment that has not yet been acquired by us, the purchase of three properties and related acquisition and other property related expenses of $3,791,128 and the capitalization of expenses related to the purchase of property and equipment of $80,781.
     Cash From Financing Activities
     We used $333,566 in financing activities for the nine months ended September 30, 2009 compared to $14,977,565 that was provided by financing activities for the nine months ended September 30, 2008. The $333,566 was primarily comprised of the reimbursement to the Sponsor of $477,965 in organization and offering expenses, the issuance of common stock to subscribes of $144,400, the receipt of $43,700 in stock subscriptions, and $43,701 in restricted cash comprised of subscription proceeds and related interest, which were not accepted by us as of September 30, 2009.
     Our principal demands for cash will be for property acquisitions and the payment of our operating and administrative expenses, future debt service obligations and distributions to our stockholders. Generally, we will fund our property acquisitions from the net proceeds of our public offering. We intend to acquire properties with cash and mortgage or other debt, but we may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for properties in cash. Due to the delays between the sales of our shares, our acquisition of properties, and the subsequent disposition of properties, there will be a delay, potentially a number of years, in the benefits to our stockholders, if any, of returns generated from our investments.
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
     Distributions
     We have not paid any distributions as of September 30, 2009. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Our stockholders should have the expectation that no substantial income will be generated from our operations for at least four years from the time we begin property acquisitions.
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
     Principles of Consolidation
     Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC and SPT AZ Land Holdings, LLC are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of September 30, 2009 and December 31, 2008.
     All intercompany accounts and transactions are eliminated in consolidation.
     Cash and Cash Equivalents
     The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.
     Revenue and Profit Recognition
     It is the Company’s policy to recognize gains on the sale of investment properties. In order to qualify for immediate recognition of revenue on the transaction date, the Company requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. We would expect these criteria to be met at the close of escrow. The Company’s policy also requires that the seller not have any substantial continuing involvement with the property. If we have a commitment to the buyer in a specific dollar amount, such commitment will be accrued and the recognized gain on the sale will be reduced accordingly.
     Transactions with unrelated parties which in substance are sales but which do not meet the criteria described in the preceding paragraph will be accounted for using the appropriate method (such as the installment, deposit, or cost recovery method) as set forth in the Company’s policy. Any disposition of a real estate asset which in substance is not deemed to be a “sale” for accounting purposes will be reported as a financing, leasing, or profit-sharing arrangement as considered appropriate under the circumstances of the specific transaction.
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
     Property Held for Sale
     The Company has a policy for property held for sale. Our policy, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, requires that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods report the results of operations of the component as discontinued operations.
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
     Long-Lived Assets
     The Company has a policy for property held for investment. Our policy requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.
     Our policy also requires us to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
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
     Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. The Company’s policy requires, where reasonable, that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 6. Management believes it is not practical to estimate the fair value of related party financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.
     The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of September 30, 2009 and December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
     When the Company has a loan that is identified as being impaired or being reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Company policy and is collateral dependent, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan.
     Our Company policy establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
     The Company’s policy also discusses determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly. Company policy emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, Company policy requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s).

     Notes Receivable
          The Company’s notes receivable are recorded at cost, net of loan loss reserves, and evaluated for impairment at each balance sheet. The amortized cost of a note receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination or acquisition of the loan.
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
     Pursuant to the advisory agreement and the broker-dealer agreement, the Company is obligated to reimburse the advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on the Company’s behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of the Company’s gross offering proceeds. The Company’s Advisor and its affiliates have incurred on the Company’s behalf organization and offering costs of $5.050 million through September 30, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of the Company’s ongoing initial public offering through September 30, 2009, the Company had sold 1,851,400 shares for gross offering proceeds of $17.588 million and recorded organization and offering costs of $2.631 million.
     Potential Investments in Partnerships and Joint Ventures.
     If we invest in limited partnerships, general partnerships, or other joint ventures we will evaluate such investments for potential variable interests pursuant to Company policy. We will evaluate variable interest entities (VIEs) in which we hold a beneficial interest for consolidation. VIEs, as defined by Company policy, are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. An entity will be considered a VIE if one of the following applies:
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
     The Company has federal and state net operating loss carry-forwards in the amount of $1.6M each, substantially all of which were also available for federal and state income tax purposes, at September 30, 2009, and are expected to begin expiring in 2027 and 2017, respectively. Effective September 30, 2008, the State of California suspended the ability of corporations to offset taxable income with net operating loss carryforwards for the tax years 2008 and 2009. Therefore, current tax expense has been provided for state income tax purpose and the effect of the federal alternative minimum tax on the ability of the Company to utilize net operating losses for federal alternative minimum tax purposes.
     In assessing the realizability of the net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2009, the Company had a full valuation established against its deferred tax assets. Because of the valuation allowance, the Company had no deferred tax expense / (benefit).
     Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry-forwards may be subject to an annual limitation on the utilization of these carry-forwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.
     The Company has adopted a policy for accounting for uncertainty in income taxes. The Company’s policy prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This policy also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adopting of the Company’s policy for accounting for uncertainty in income taxes did not result in any adjustment to the Company’s beginning tax positions. As of September 30, 2009, there was no increase or decrease to liability for income tax associated with uncertain tax positions.
     Stock-Based Compensation
     Stock-based compensation will be accounted for in accordance with Company policy which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the Condensed Consolidated Financial Statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. Our Company policy covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
     Noncontrolling Interests in Consolidated Financial Statements
     The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the quarters ended September 30, 2009 and 2008, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 for the quarter ended September 30, 2009 and year ended December 31, 2008, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
     We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because we are in an early stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of September 30, 2009, a 1% increase or decrease in interest rates would have no material effect on our interest income.
     In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4T.	Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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
     A previously owned real estate property known as the “Pulte Home Project” is the subject of a dispute regarding obligations retained by both the seller, Pulte Home, when it sold the project to an affiliate of the Company, SPT SWRC, LLC, on December 31, 2009, and by SPT SWRC, LLC when it resold the project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the project to Khalda, and to require that certain remedial measures be taken to restore the site to a more marketable condition. SPT SWRC, LLC maintains that it is not a proper party to the arbitration, because the declaratory action being sought by the Claimants is to establish rights of the Claimants against Pulte Home, and not against SPT SWRC, LLC, and neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project has released them from the obligation to make the Improvements. The arbitration process is at its inception and, although we believe the request for declaratory relief by the Claimants has no legal basis and that the issue is not arbitrable since no actual dispute exists, we cannot predict the outcome of the arbitration proceedings at this time.

Item 1A.	Risk Factors
     There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified and supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 respectively. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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
     As of September 30, 2009, we had sold 1,851,400 shares of common stock in the Offering excluding shares purchased by our Sponsor and excluding vested restricted stock grants issued to certain officers and directors, raising gross proceeds of $17,588,300. From this amount, we have incurred approximately $5,050,000 in organization and offering costs (of which approximately $2,631,000 has been recorded in our financial statements). As of September 30, 2009, we had net offering proceeds from the Offering of approximately $15,490,000 which includes shares purchased by our Sponsor and the vesting of restricted stock grants and stock options issued to certain executive officers and directors. We used the net offering proceeds to purchase our interests in four properties and to originate three loans, two of which we have obtained the underlying real estate which served as collateral for the loans,, to pay $306,000 in acquisition or origination fees and $84,081 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds from our initial public offering to date (along with how we used cash from operating activities) through September 30, 2009, see our condensed consolidated statements of cash flows included in this report.
     During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	Submission of Matters to a Vote of Security Holders
     None

Item 5.	Other Information
          On November 5, 2009, an affiliate of the Company, SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of the Company’s affiliate, Shopoff Partners, L.P., closed on the purchase of real property, commonly known as “Tuscany Valley,” consisting of (a) 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California and (b) 400 acres of unentitled and unimproved land located in the City of Chino Hills, California. The purchase price was $9,600,000.
          The purchase was made pursuant to a purchase and sale agreement and joint escrow instructions, dated September 30, 2008 (the “Tuscany Valley Purchase Agreement”), by and between the Company’s Advisor and TSG Little Valley, a California limited partnership (“Seller”), whereby Seller agreed to sell and the Company’s Advisor agreed to buy, 163 entitled but unimproved residential lots located in the City of Lake Elsinore, California. The contract purchase price was for $4,890,000.
          The Tuscany Valley Purchase Agreement was subsequently amended by those certain amended/supplemental escrow instructions dated October 16, 2008, October 27, 2008, November 11, 2008, November 25, 2008, December 30, 2008, January 13, 2008, January 27, 2009 and February 24, 2009. The Tuscany Valley Purchase Agreement was further amended by that certain undated Corrective Amendment, which was drafted for the sole purpose of changing a signature block on the Tuscany Valley Purchase Agreement.
          On September 3, 2009, the Company’s Advisor executed an assignment of purchase and sale agreement whereby the Advisor assigned all of its rights, title and interest in the Tuscany Valley Purchase Agreement to Buyer.
          Also on September 3, 2009, Buyer entered into a first amendment to purchase and sale agreement and joint escrow instructions with Seller, which amended the Tuscany Valley Purchase Agreement as follows: (a) Buyer agreed to purchase additional property from Seller consisting of 356 entitled but unimproved, residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, (b) the purchase price was increased to $9,600,000 from $4,890,000, (c) the nonrefundable deposit requirement was increased to $2,000,000 from $1,000,000, and (d) the escrow closing date was amended to on or before November 30, 2009.
          On October 15, 2009, Buyer entered into a second amendment to purchase and sale agreement and joint escrow instructions with Seller to provide that $2,900,000 of the purchase price would be paid by Buyer’s execution and delivery into escrow of (a) an all-inclusive purchase money note secured by deed of trust (“Promissory Note”) in favor of Seller, as payee therein, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by Buyer in favor of Seller, as beneficiary therein, securing the foregoing all-inclusive purchase money note. On October 15, 2009, the second amendment was restated (the “Restated Second Amendment”) for the sole purpose of correcting a signature block.
          The Promissory Note bears interest at a rate of twelve percent per annum, and has a maturity date in twelve months at which time all accrued and unpaid interest and principal is due in full. No payments are due during the term of the Promissory Note. The Promissory Note with its loan balance of $2,900,000 includes the unpaid balance of that certain other promissory note having a loan date of April 3, 2006, in the original principal amount of $2,000,000 payable by Seller to 1st Centennial (the “Included Note”). The Included Note is secured by a deed of trust dated April 3, 2006 and recorded on April 10, 2006 in the Official Records of Riverside County, California as Instrument No. 2005-0254320. The outstanding principal balance on the Included Note as of November 3, 2009 was approximately $1,750,000. The current payee under the Included Note is the Federal Deposit Insurance Corporation, as receiver for 1st Centennial Bank.
          Should Seller fail to pay any installments when due upon the Included Note, Buyer may make such payments directly to payee of the Included Note, and the amount shall be credited to the next following installment or installments due under the Promissory Note. If Buyer fails to make any payment when required under either the Promissory Note, Seller has the option to immediately declare all sums due and owing under the Promissory Note.
          Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 47,800 shares as of September 30, 2009, which represents approximately 2.51% of our total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.
          Seller is a shareholder of the Company with ownership of 380,500 shares as of September 30, 2009, which represents approximately 19.95% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.
          The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

Item 6.	Exhibits

Exhibit 10.1:	Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT-Lake Elsinore Holding Co., LLC dated September 3, 2009.

Exhibit 10.2:	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated September 3, 2009.

Exhibit 10.3:	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009.

Exhibit 10.4:	Restated Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009.

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPOFF PROPERTIES TRUST, INC. (Registrant)
Date November 16, 2009	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer (Principal Executive Officer)

Date November 16, 2009	By:	/s/ Kevin M. Bridges
Kevin M. Bridges
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1:	Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT-Lake Elsinore Holding Co., LLC dated September 3, 2009.

Exhibit 10.2:	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated September 3, 2009.

Exhibit 10.3:	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009.

Exhibit 10.4:	Restated Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009.

Exhibit 31.1:	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.