Form 10-K
period 2009-12-31
Shopoff Properties Trust, Inc.
filed 2010-03-30
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the sales price of $9.50 per share (the price at which the common equity was last sold), was $17,557,900.

As of March 29, 2010, there were 1,912,100 outstanding shares of common stock of the Registrant.

SHOPOFF PROPERTIES TRUST, INC.

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

ITEM 1. BUSINESS

General

Shopoff Properties Trust, Inc., or the “Trust”, was incorporated on November 16, 2006 under the laws of the state of Maryland. The Trust intends to elect to be treated as a real estate investment trust, or “REIT” for federal income tax purposes for the taxable year ended December 31, 2011. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as “we”, “us”, and “our”.

We are externally managed by Shopoff Advisors, L.P., the “Advisor”, pursuant to an Advisory Agreement, among us, the Advisor, and our majority-owned subsidiary, Shopoff Partners, L.P., or the “Operating Partnership”. The Advisor manages, supervises and performs the various administrative functions necessary to carry out our day-to-day operations. In addition, the Advisor identifies and presents potential investment opportunities and is responsible for our marketing, sales and client services. Pursuant to the Advisory Agreement, the Advisor’s activities are subject to oversight by our board of directors.

The Shopoff Group, L.P., a Delaware limited partnership, is our sponsor. The Sponsor was instrumental in organizing us and is instrumental in participating in our management, primarily through the Advisor. William A. Shopoff, our Chairman of the Board, Chief Executive Officer and President, is also the President of the Sponsor.

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

On November 30, 2006, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, (or the “SEC”), to offer a minimum of 2,000,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared our registration statement effective on August 29, 2007, and we launched our on-going initial public offering upon retaining Shopoff Securities Inc., an affiliate of the Advisor, or Shopoff Securities, to serve as the sole broker-dealer of the offering. Shopoff Securities is responsible for marketing our shares in our on-going initial public offering. Post Effective Amendment No. 5 to our registration statement was declared effective by the SEC on August 24, 2009 and has since been updated three times with Supplement No. 1 dated October 1, 2009, Supplement No. 2 dated December 22, 2009 and Supplement No. 3 dated March 5, 2010.

We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. We are continuing the offering at $9.50 per share until a minimum of 2,000,000 shares are sold at $9.50 and then will begin to sell shares at $10.00 per share until an additional 18,100,000 shares of common stock are sold. In any case, our offering will end August 29, 2010. Subscription proceeds are deposited in an interest bearing account at Wells Fargo Bank, N.A., our escrow agent, until subscriptions are reviewed and approved by us. Shares purchased by the Sponsor, its officers or employees or its affiliates, or shares issued to our officers or directors were not counted in calculating the minimum offering.

As of December 31, 2009, the Company owned seven properties:

•	Sixty five finished residential lots in the City of Lake Elsinore, California purchased for $650,000.
•	Five hundred forty three unimproved residential lots in the City of Menifee, California purchased for $1,650,000.
•	A final plat of seven hundred and thirty nine residential lots on a total of two hundred acres of unimproved land in the Town of Buckeye, Maricopa County, Arizona purchased for $3,000,000.
•	Approximately one hundred eighteen acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California, acquired via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under a secured promissory note owned by the Company. The tax basis of the one hundred eighteen acres of vacant and unentitled land when acquired was $2,152,210.
•	Approximately 6.11 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California also acquired via a Settlement Agreement with Springbrook, in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under a second, separate secured promissory note owned by the Company. The tax basis of the 6.11 acres of vacant and unentitled land when acquired was $472,436.
•	Five hundred and nineteen entitled but unimproved residential lots and two commercial lots located in the City of Lake Elsinore, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The five hundred and nineteen entitled but unimproved residential lots and two commercial lots have an allocated basis of $6,330,000.
•	Four hundred acres of unentitled and unimproved land located in the City of Chino Hills, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The four hundred acres have an allocated basis of $3,270,000.

Through December 31, 2009, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC was outstanding as of December 31, 2009.

Our headquarters are located at 8951 Research Drive, Irvine, California 92618. Our telephone number is (877) TSG-REIT. Our web site is www.shopoff.com.

Our Business and Objectives

Investment Objectives

Our primary business objective is to buy, hold and sell undervalued, undeveloped, non-income producing real estate assets and to generate returns to our stockholders upon disposition of such properties. The land acquired may be zoned for residential, commercial or industrial uses. Our strategy is to invest in properties with the following attributes:

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

Investment in Undeveloped Real Estate Assets

Our primary focus is to invest in undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders. “Undeveloped real estate” means any real property that (a) has no development or construction in process on the land, (b) no development or construction on such land is planned to commence within one year, and (c) produces no rental or other operating income. We will oversee all entitlement work on our properties acquired and, upon completion of such entitlement work and at the appropriate time, we will sell the properties and distribute profits as provided for in our charter. Some of our investment activities may generate cash flow. Our primary activity, however, is to buy, hold and sell undervalued, undeveloped, non-income producing real estate assets and to generate returns to our stockholders upon disposition of such properties. The land acquired by us may be zoned for residential, commercial or industrial uses. We will make changes in investment allocations and percentages based upon our evaluation of current market conditions.

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. The current real estate market has generated a supply of real estate projects that are partially or completely developed versus vacant, undeveloped land. This changes the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removes much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005-2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

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

Investment in Securities

We may invest in equity securities of another entity, other than our Operating Partnership or a wholly-owned subsidiary, only if a majority of our directors, including a majority of the independent directors not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and consistent with our investment objectives. Our objectives will include the opportunity to obtain a 100% return on our investment in these securities. We may also invest in community facility district bonds. We will limit this type of investment to no more than 25% of our total assets, subject to certain tests for REIT qualification. Investments in entities affiliated with the Advisor, any officer, director or affiliates must be approved by a majority of our independent directors. We may purchase our own securities when traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests (in addition to repurchases made pursuant to our 2007 equity incentive plan which are subject to a right of first refusal upon transfer by plan participants). We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and the REIT qualification requirements. We do not anticipate investing in the securities of other entities for the purpose of exercising control over that entity. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we intend to divest securities before any such registration would be required.

We do not intend to engage in trading, underwriting, agency distribution or sales of securities of other issuers. We would consider an investment in the securities of another firm that is not in the real estate business, but whose underlying assets consist of significant real estate holdings.

Joint Ventures

We may invest in limited partnerships, general partnerships and other joint venture arrangements with other real estate entities formed by, sponsored by or affiliated with the Advisor or an affiliate of the Advisor, if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. We may also invest with nonaffiliated third parties by following the general procedures to obtain approval of an acquisition.

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

We continue to focus on acquiring properties primarily in California, Nevada, Arizona, Hawaii and Texas. These states are the primary targets for acquisitions and will consist of approximately 75% of our portfolio. We expect that properties located outside of these states, particularly properties not located in the western United States, would comprise approximately 25% of our portfolio. If we invest in any properties outside of this targeted geographic area, such properties must have the potential to bring a higher return than in the states we have named in order to compensate for the lack of proximity to our headquarters. We always seek to operate in markets in which members of our board of directors and our Advisor have direct and recent experience. In the case of outlying markets we would likely seek a local partner in the investment in a joint venture arrangement.

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

Other investment policies, deviations from which require our board of directors’ approval, are as follows:

•	We will not repurchase or otherwise reacquire our shares or other securities, except (i) in the case of shares issued under our 2007 equity incentive plan which are subject to right of first refusal upon transfer by plan participants, and (ii) when and if shares of our common stock are traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests.
•	We will not issue our shares on a deferred payment basis or other similar arrangement.
•	We will not invest in the securities of other issuers for the purpose of exercising control.
•	We will not engage in underwriting or the agency distribution of securities issued by others.
•	We do not intend to make distributions-in-kind, except for: (a) distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the Maryland General Corporations Law; or (b) distributions of property pursuant to which our board of directors (i) advises each stockholder of the risks associated with direct ownership of the property; (ii) offers each stockholder the election of receiving in-kind property distributions; and (iii) distributes in-kind property only to those stockholders who accept the directors’ offer.

We anticipate that the purchase price of properties we acquire will vary widely depending on a number of factors, including size and location. In addition, the cost to us will vary based on the amount of debt we incur in connection with financing the acquisition. The amount of properties we acquire will also depend on the amount of our offering sold. Although we have sold more than the minimum offering amount the amount in excess of the minimum offering is not significant and we may not be able to purchase a significant number of properties for our portfolio due to the limited success of our offering to date. If the maximum offering amount is sold, we will likely acquire a substantial number of properties; however, it is very unlikely we will raise the maximum offering amount based on actual sales to date and the time remaining in our offering period which ends August 29, 2010. It is difficult to predict with precision the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount of leverage we use.

Financing Objectives

When we believe it is appropriate, we will borrow funds to acquire or finance properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties, if favorable financing terms are available. We will use the proceeds from such loans to acquire additional properties for the purpose of increasing our cash flow and providing further diversification. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 100% of all of our properties’ combined estimated fair market values, as determined at the end of each calendar year. In addition, we anticipate that no property will be encumbered by indebtedness or financed by unsecured indebtedness in excess of 80% of its estimated fair market value. Our board of directors will review our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to the aggregate value of our real estate assets. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs and/or to meet the distribution requirements applicable to REITs under the federal income tax laws.

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

Tax Policy

We plan to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2011.

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

General Competitive Conditions

We will encounter certain conditions related to the markets we select for investments. Real estate is generally a local market although these local markets can be impacted by macro-economic conditions (interest rates, employment growth rates, consumer confidence, national politics). The success of our projects is impacted by our ability to gauge regional economic conditions and seek out opportunities where gaps in the market exist.

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

The markets we select for investment as well as the competition within these markets could be impacted by capital markets and the availability of funds from these capital sources. Whether we are purchasing an investment or selling an investment that we have held for a period of time, our ability to purchase at a price which will provide us the best opportunity for long-term appreciation or to sell an investment at a price which will take advantage of the investment’s long-term appreciation will depend on the availability of capital at the time the purchasing or selling is taking place.

Employees

We have no direct employees. The employees of the Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

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

In order to avoid coming within the application of the Investment Company Act either as a company engaged primarily in investing in interests in real estate or under another exemption from the Investment Company Act, the investment committee of our advisor may be required to impose limitations on our investment activities. In particular, the investment committee of our advisor may limit the percentage of our assets that falls into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forego investments that we would otherwise want to acquire and that could be important to our investment strategy. On a limited basis, we may invest in preferred equity securities and mortgage loans. The investment committee of our Advisor will monitor such investments to ensure continued compliance with one or more exemptions from investment company status under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, the investment committee of our Advisor may be required to limit the percentage of our assets represented by preferred equity securities or mortgage loans.

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

The severe economic downturn has disproportionately impacted real estates prices in the states of California, Arizona and Nevada where we intend to acquire the majority of our real estate assets. While the depressed real estate prices and excess inventories resulting from this downturn may represent greater opportunities for us to acquire real estate assets at a reduced cost compared to historical values, it may also mean that we may have to hold our real estate assets and real estate-related investments for a longer period of time or sell or otherwise dispose of our real estate assets and real estate-related investments at a loss, in order to attain our investment objectives, both long and short term, which may adversely affect our net income, capital and business, generally, as well as your investment.

Difficult conditions in the financial markets and the economy generally may make it more difficult for us to raise the capital we need to successfully implement our business plan.

The capital and credit markets have been experiencing extreme volatility and disruption for more than thirty months. In the past six months, the volatility and disruption have begun to subside and we are beginning to see signs of stabilization and recovery in the housing and stock markets. We anticipate however, that bank failures and foreclosures will continue to occur in 2010 and beyond adding an element of uncertainty and concern in the financial markets and the economy in general. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to the capital we need to grow our business and successfully implement our business plan. As of March 29, 2010, we raised approximately $18 million of the $200 million maximum offering amount. The current expiration date of the offering is August 29, 2010. If we are unable to raise substantially more capital than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the types of investments we may make. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase.

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

As of December 31, 2009, we had raised $17,832,450 in common stock sales including shares issued to our Sponsor. We have invested a majority of these funds thereby significantly reducing funds available for operations. Unless we can generate additional cash flow, we may not be able to meet our liquidity requirements successfully.

We intend to create cash flow from proceeds of pending and future common stock sales, sales of existing Company assets, securing appropriate longer-term debt, or funding via joint venture relationships with real estate private equity firms and hedge funds that have an interest in our investment space, although we cannot predict our level of success or timing from these endeavors at this time. These conditions raise concerns about our ability to continue to meet our liquidity requirements for the foreseeable future. Management believes that (i) there has been a recent shift in the investment attitude from potential investors from a capital preservation to a long-term capital appreciation mentality which will result in an increase in sales of our common stock as compared to results for the twelve months ended December 31, 2009, (ii) sales of Company assets as an alternative funding source is viable as we recently closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid by us, and we are currently evaluating a third-party offer to us to purchase an existing Company asset at a purchase price that is 142% higher than the purchase price originally paid by us, (iii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, and (iv) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash, is possible as at least one real estate private equity firm has expressed an interest in taking a partial ownership position with existing Company assets. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations. See Note 1 of the financial statements.

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

The Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the management of our investments, and administrative and other services. The Advisor is paid acquisition and advisory fees, an asset management fee and a disposition fee, as determined by our board of directors, for these services pursuant to the advisory agreement between us and the Advisor. In addition, distributions may be payable to the Advisor pursuant to the subordinated participation interest it holds in the Operating Partnership upon a distribution of distributable cash to our stockholders, the listing of our shares or the termination of the Advisor as our advisor. In addition, the Advisor and its affiliates provide administrative services to us for which it is reimbursed at cost. These fees, distributions and expense reimbursements are substantial and reduce the amount of cash available for investment and distribution to our stockholders.

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

Prior to the commencement of our offering, the Sponsor purchased 21,100 shares at $9.50 per share constituting our initial capitalization. In addition, our directors and executive officers were granted a total of 173,750 shares of restricted stock at the time our minimum offering of 1,700,000 shares was sold. Moreover, under the terms of the offering, 300,000 shares, in addition to the 1,700,000 shares comprising the minimum offering, will also be sold at $9.50 per share for a total of 2,000,000 shares sold at $9.50 per share. As of March 2010, we had not yet sold all of our shares offered at $9.50 per share. The last 18,100,000 shares offered will be sold at $10.00 per share. Consequently, investors who purchased shares in our offering at the purchase price of $9.50 experienced immediate dilution due to the restricted stock that was granted to our officers and directors upon sale of the minimum offering amount. Investors who purchase shares at the purchase price of $10.00 per share will experience immediate dilution due to both the prior restricted stock grants and sales of our stock at the $9.50 per share offering price, unless at the time of such purchase, due to appreciation in the value of our assets, our net asset value is equal to or greater than $10.00 per share. Otherwise stated, upon the sale of the initial 2,000,000 shares at $9.50 per share, investors who paid $9.50 per share will have contributed approximately 99% of the funds to conduct our operations, but will only own approximately 91.1% of our common stock due to the prior stock grants. This represents an immediate dilution of $1.77 per share. On the other hand, assuming the maximum of 20,100,000 shares are sold at the same time as the minimum offering was reached, investors who paid $9.50 per share would have contributed approximately 9.5% of the funds to conduct our operations, but would own approximately 9.9% of the common stock and investors who paid $10.00 per share would have contributed approximately 90.4% of the funds to conduct our operations, but would only own approximately 89.2% of our common stock due to the prior stock grants and the prior sales at $9.50 per share. This represents an immediate dilution of $0.37 per share, based upon a weighted average per share price of $9.50 for 2,000,000 shares and $10.00 for 18,100,000 shares and assumes the sale of all 20,100,000 shares.

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

Under the terms of our offering, we will sell shares of our common stock at an initial fixed price of $9.50 per share for the first 2,000,000 shares and $10.00 per share thereafter. We will continue selling shares at $10.00 per share for a period of three years following the effective date of the offering or until the maximum offering is sold. In any case our offering will end August 29, 2010. During such time, we have and will continue to acquire real estate or real estate-related assets. Any future issuances of our shares will have a dilutive effect on the earlier purchasers of our common stock to the extent that at the time of such future issuances, the value of our underlying net assets exceeds the price they paid for their shares.

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

Thus, while this annual report on Form 10-K accurately and fully discloses our current investment objectives and policies, prospective stockholders must be aware that the board of directors, acting consistently with our organizational documents, applicable law and their fiduciary obligations, may elect to modify or expand our objectives and policies from time to time. Any action by the board of directors would be based upon the best interests of our stockholders. Our stockholders will have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our board of directors and the investment committee of the Advisor and may be changed at any time.

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

Affiliates of the Advisor have approximately 19 existing programs with investment objectives and strategies similar to ours and such affiliates may sponsor or advise other similar programs in the future. These existing and future programs may own properties located in geographical areas in which we may acquire properties. Therefore, we may compete with affiliates of the Advisor in the purchase of properties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

As of December 31, 2009, we owned seven properties and have made three real estate-related investments, one of which is outstanding as of December 31, 2009. A description of our activities with respect to real property and real estate-related investments is presented below:

Wasson Canyon Project

On April 17, 2009, our affiliate, SPT Lake Elsinore Holding Co., LLC, a Delaware limited liability company and wholly owned subsidiary of our Operating Partnership (“SPT Lake Elsinore Holding Co.”), closed on the purchase of real property constituting sixty five (65) finished residential lots located in the City of Lake Elsinore, Riverside County, California, commonly known as Wasson Canyon for the purchase price of $650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated April 14, 2009, or the Wasson Purchase Agreement, by and between Shopoff Partners and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company. Pursuant to the Wasson Purchase Agreement, Shopoff Partners agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type. Other than the performance Deed of Trust described herein, there were no mortgages or encumbrances recorded against the project.

On February 3, 2010, SPT Lake Elsinore Holding Co (“Seller”) sold the Wasson Canyon Project to D. R. Horton Los Angeles Holding Co. Inc, (“Buyer”) pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions (the “Sale Agreement”), dated December 8, 2009, as amended, for the sales price of $2,231,775 in cash.

On February 3, 2010, Buyer and Seller executed a participation agreement (the “Participation Agreement”) in which Buyer agrees to pay to Seller, in addition to the sales price, fifty percent (50%) of any gross profit that exceeds a twenty four percent (24%) gross profit margin on the sale of units to be developed on the lots purchased by the Buyer.

Pursuant to the Sale Agreement, the Buyer did not assume the Seller’s obligation to replace existing subdivision improvement agreements (the “SIA’s”) and related bonds (the “Bonds”) which the Seller agreed to replace when Seller originally purchased the property on April 17, 2009 from MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company.

In connection with the Sale Agreement for the Wasson Canyon Project, Seller agreed to maintain its obligation to replace existing SIA’s with the City of Lake Elsinore and the County of Riverside, California relating to the construction of certain in-tract subdivision improvements, off-site improvements and, with respect to the common area (lettered lots), landscape improvements ( collectively, the “Improvements”), and in support of the SIA’s, Seller agreed to post the Bonds with the City of Lake Elsinore and the County of Riverside, California.

In the process of satisfying its obligation to replace existing SIA’s, which Seller agreed to replace when Seller originally purchased the property on April 17, 2009, Seller agreed to provide letters of credit to the surety underwriting the Bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the Bond amounts or $305,889, $130,102 which was issued on January 6, 2010 and $175,787 which was issued on February 8, 2010.

Seller has finished processing Bond reductions and has completed the replacement of all Bonds originally posted by MS Rialto Wasson Canyon CA, LLC.

Buyer agreed to reimburse Seller for the actual amount of premiums for the Bonds incurred by Seller commencing on the later of (i) the date of the close of escrow and (ii) the date Bond reductions are completed. Buyer’s obligation to reimburse Seller for the actual amount of the premiums will continue until Buyer has completed certain adjacent Improvement obligations.

Buyer agreed to assume the obligation for typical repair and replacement of the Improvements immediately adjacent to the lots as required by the SIA’s to the extent the Improvements are damaged following the close of escrow. Buyer also agreed to repair any damage to the Improvements that are not immediately adjacent to the lots to the extent damage is caused by Buyer or its agents, employees or contractors.

To secure Buyer’s obligations to timely complete the adjacent Improvement obligations, Buyer agreed to deliver to Seller a letter of credit in the amount of $102,000. If Buyer defaults in its obligations to timely perform the adjacent Improvement obligations, Seller has the right to draw on the letter of credit to complete the adjacent Improvement obligations to the extent necessary to cause the Bonds to be released.

Underwood Project

On May 19, 2009, our affiliate, SPT Lake Elsinore Holding Co., closed on the purchase of real property constituting 543 single family residential lots, a 9.4 acre park and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the “Underwood Project.” The purchase price was $1,650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated May 13, 2009 by and between SPT Lake Elsinore Holding Co. as buyer, and U.S. Bank National Association, as seller.

As undeveloped land, the Underwood Project is not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

Desert Moon Estates Project

On July 31, 2009, our affiliate, SPT AZ Land Holdings, LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of our Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona (the “Desert Moon Estates Property”). The purchase price was $3,000,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated June 29, 2009 (the “Desert Moon Purchase Agreement”), by and between the Buyer and AZPro Developments, Inc., an Arizona corporation (“Seller”). On July 28, 2009, Buyer and Seller executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions modifying the terms of the original Desert Moon Purchase Agreement to provide for Buyer’s payment of the purchase price through a $2,000,000 Secured Promissory Note and Deed of Trust with Assignment of Rents.

In connection with the Desert Moon Purchase Agreement, Buyer executed a $2,000,000 Secured Promissory Note (the “Promissory Note”) in favor of Seller. Interest on the Promissory Note will accrue on the principal outstanding from the date of the Promissory Note at a rate of six percent (6.00%) per annum. Payments of interest only will be made quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the maturity date of the Promissory Note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on the Promissory Note will be due and payable in full. The Promissory Note is secured by a Deed of Trust with Assignment of Rents which encumbers the Desert Moon Estates Property.

Buyer may prepay in whole or in part the principal amount outstanding under the Promissory Note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Seller, without penalty or premium.

If Buyer fails to pay any installment of interest by the fifth day of each calendar quarter, Seller has the right to assess a late fee equal to 10% of the amount that is delinquent and the interest rate on the entire principal amount outstanding will adjust to 12% per annum from the date the delinquent payment was first due until the delinquent payment has been made. Similar penalties apply if the principal is not paid upon the maturity date.

On March 11, 2010, Seller and Buyer executed a First Amendment to Secured Promissory Note which extended the current maturity date of the Promissory Note to July, 31, 2011 provided Buyer has made a principal reduction of $500,000 on or before the current maturity date of July 31, 2010 and all property taxes and CFD bond payments on the property are current. Additionally, Buyer agreed to a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010.

As undeveloped land, the Desert Moon Estates Project is not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

Springbrook Properties

On January 9, 2009, SPT Real Estate Finance, LLC, made two separate loans to Aware Development Company, Inc. (“Aware”), in the aggregate amount of $2,300,000. The loans to Aware were made pursuant to two promissory notes, which were secured by two separate collateral pledge agreements encumbering the following real property located in Riverside County, California:

•	approximately 118 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California (the “Meadowbrook Project”); and
•	approximately 6.11 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California (the “Coffman Project”).

The Meadowbrook Project and the Coffman Project are, collectively, the “Springbrook Properties.”

The making of the loans to Aware was a related party transaction in that, immediately prior to the loans being made, Aware purchased from Vineyard Bank two loans made by Vineyard Bank (the “Vineyard Loans”) to our affiliate Springbrook Investments, L.P. whose general partner is a California corporation wholly owned by the Shopoff Revocable Trust.

In lieu of payment of the Vineyard Loans, Aware assigned the Vineyard Loans to SPT Real Estate Finance, LLC. The assignment was completed and documented by two separate Memoranda of Assignment of Note, Deed of Trust and Loan Documents, each dated August 29, 2009.

At the time of the assignment of the Vineyard Loans to SPT Real Estate Finance, LLC, the Vineyard Loans were in default and all obligations of Springbrook were due and payable in full. Springbrook executed and delivered to SPT Real Estate Finance, LLC grant deeds to the Springbrook Properties, the underlying real estate collateral for the Vineyard Loans, in consideration for the discharge by SPT Real Estate Finance, LLC of all Springbrook’s obligations under the Vineyard Loans. On September 4, 2009, SPT Real Estate Finance, LLC took title to the Springbrook Properties and on September 24, 2009, SPT Real Estate Finance, LLC deeded the Springbrook Properties to our affiliate, SPT Lake Elsinore Holding Co., LLC.

We intend to hold the Springbrook Properties for the long-term for the purpose of capital appreciation and, accordingly, we have no current plans for improvement or development of the Springbrook Properties.

The Meadowbrook Project is an undeveloped property that is not anticipated to be developed until after 2015. The property is currently zoned rural residential, and a zone change, general plan amendment, and tentative map approval are necessary to achieve the entitlements being sought. As such, it is anticipated that the Meadowbrook Project will be developed after entitled or partially improved projects owned by others in the vicinity of the City of Lake Elsinore are developed. The Meadowbrook Project competes with nearby projects, such as Tentative Tract Maps 25475 (commonly known as Tuscany Crest) and 33725 (commonly known as Tuscany Valley), which consist of a total of approximately 355 single-family lots. Other competition may come from nearby properties that obtain entitlements for residential development prior to the development of the Meadowbrook Project.

The Coffman Project is part of a proposed annexation, led by the City of Lake Elsinore, of a larger area of properties into the City of Lake Elsinore. The annexation will occur concurrently with the update of the City of Lake Elsinore’s General Plan and Environmental Report (the “General Plan”). This update to the General Plan will provide for a change to the zoning of the property from commercial-industrial to multi-family/high-density residential development, allowing up to 18 units per acre. The annexation is anticipated to be completed in 2010, although the City of Lake Elsinore has not committed to a completion date for the annexation and update of the General Plan. Projects with which the Coffman Project may compete include a 126-unit multi-family project proposed by MBK Homes near the Coffman Project. Timing for the MBK Homes project is unknown.

Tuscany Valley and Chino Hills Projects

On November 5, 2009, our affiliate, SPT-Lake Elsinore Holding Co., (“Buyer”), purchased real property commonly known as “Tuscany Valley,” consisting of (a) 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California (the “Lake Elsinore Property”), and (b) 400 acres of unentitled and unimproved land located in the City of Chino Hills, California (the “Chino Hills Property”). The combined purchase price for the Lake Elsinore Property and the Chino Hills Property was $9,600,000.

The purchase of the Lake Elsinore Property and the Chino Hills Property was made pursuant to a series of purchase agreements and amendments thereto that were entered into by the parties over the course of more than twelve months between September 30, 2008 and November 5, 2009 (collectively, the “Tuscany Valley Purchase Agreement”), by and between Shopoff Advisors and TSG Little Valley L. P., a California limited partnership (“Seller”).

Pursuant to the Tuscany Valley Purchase Agreement, Seller agreed to sell and Shopoff Advisors agreed to buy, 163 entitled but unimproved residential lots located in the City of Lake Elsinore, California. The contract purchase price was $4,890,000. On September 3, 2009, the Tuscany Valley Purchase Agreement was amended as follows: (a) Buyer agreed to purchase additional property from Seller consisting of 356 entitled but unimproved, residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, (b) the purchase price was increased to $9,600,000 from $4,890,000, (c) the nonrefundable deposit requirement was increased to $2,000,000 from $1,000,000, and (d) the escrow closing date was amended to on or before November 30, 2009. In addition, Shopoff Advisors assigned all of its rights, title and interest in the Tuscany Valley Purchase Agreement to Buyer.

Of the total purchase price, $2,900,000 was paid by Buyer’s execution and delivery of (a) an all-inclusive purchase money note secured by deed of trust (“Promissory Note”) in favor of Seller, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by Buyer in favor of Seller, as beneficiary therein, securing the Promissory Note. The Promissory Note bears interest at a rate of twelve percent per annum, and is payable in full on November 6, 2010. No payments are due during the term of the Promissory Note. The Promissory Note includes the unpaid balance of another promissory note made on April 3, 2006, in the original principal amount of $2,000,000, payable by Seller to 1st Centennial Bank (the “Included Note”). The Included Note is secured by a deed of trust encumbering a portion of the Lake Elsinore Property. The outstanding principal balance on the Included Note as of November 3, 2009 was approximately $1,750,000. The current payee under the Included Note is Multibank 2009-1 CRE Venture, LLC.

Even though the Promissory Note is all-inclusive, if Seller fails to pay any installments when due upon the Included Note, Buyer has retained the right to make such payments directly to payee of the Included Note, and the amount so paid shall be credited against the next following installment or installments due under the Promissory Note. If Buyer fails to make any payment when required under the Promissory Note, Seller has the option to immediately declare all sums due and owing under the Promissory Note.

On March 5, 2010, Seller and Buyer executed a First Amendment to Secured Promissory Note which extended the current maturity date of the Promissory Note to November, 6, 2011 provided Buyer has made a principal reduction of at least $500,000 on or before the current maturity date of November 6, 2010. Additionally, Buyer agreed to a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010.

Seller is our shareholder, with ownership of 380,500 shares as of December 31, 2009, which represents approximately 19.90% of our total shares outstanding. Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is also our shareholder, with ownership of 47,800 shares as of December 31, 2009, which represents approximately 2.50% of our total shares outstanding.

As undeveloped land, the Tuscany Valley Project is not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

We also owned the following real estate-related investment as of December 31, 2009:

Mesquite Venture I, LLC — $600,000 Secured Loan

On September 30, 2008, we originated, through SPT Real Estate Finance, LLC, an affiliated entity 100% owned by the Operating Partnership (“SPT Real Estate Finance”), a real estate loan of $600,000. Mesquite Venture I, LLC was the borrower. The loan is a second position lien behind a $3,681,000 first position lien. The term of the loan was nine months and bore interest at an annual rate of 14%. The loan was secured by a second deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. This loan is also secured by personal guarantees from four separate individuals. This real estate loan was recorded as a note receivable with $63,000 of prepaid interest netted against the note balance on our consolidated balance sheet.

On or about June 30, 2009, SPT Real Estate Finance agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010, which will be applied against accrued and unpaid interest. Interest will accrue on the outstanding principal balance at an annual rate of fourteen percent and all accrued and unpaid interest and principal will be due and payable in full at the new maturity date of May 15, 2010.

On or about October 12, 2009, SPT Real Estate Finance was informed that on September 28, 2009 a Notice of Default and Election to Sell Under Deed of Trust (“NOD”) was recorded on behalf of East West Bank, as beneficiary (“East West Bank”), with respect to the first position lien securing certain obligations of Mesquite Venture I, LLC to East West Bank, including without limitation indebtedness under a Promissory Note in the initial principal amount of $3,681,000 (the “Senior Loan”). The NOD was filed due to Mesquite Venture I, LLC’s failure to pay the August 1, 2009 installment of principal and interest and all subsequent installments of principal and interest under the Senior Loan.

A default on our secured note was triggered when Mesquite Venture I, LLC failed to make their $10,000 loan extension fee payment due on October 1, 2009. Mesquite Venture I, LLC subsequently failed to make its $10,000 loan extension fee payment due on January 1, 2010.

On December 24, 2009, an entity controlled by one of the original guarantors of the aforementioned Senior Loan, entered into a Mortgage Loan Sale Agreement whereby the holder of the Senior Loan, East West Bank, agreed to sell to PLQ Mesquite Investors, LLC (Paul J. Giuntini, one of the original guarantors of the Senior Loan is manager of PLQ Mesquite Investors, LLC), the $3,681,000 mortgage note together with all of East West Bank’s interest in and to any of Mesquite Venture I, LLC’s property held by East West Bank, all collateral and any guarantees obtained in connection with the $3,681,000 note. The purchase price paid by PLQ Mesquite Investors, LLC to East West Bank was $1,800,000.

On December 30, 2009, East West Bank officially assigned to PLQ Mesquite Investors, LLC, the beneficial interest under the Deed of Trust, Security Agreement, Assignment of Rents & Fixture Filing dated as of June 26, 2006, made by Mesquite Venture I, LLC as trustor, for the benefit of East West Bank, as beneficiary and recorded June 26, 2006. Mesquite Venture I, LLC cured its first lien position default upon the purchase, by PLQ

Mesquite Investors, LLC, of the $3,681,000 mortgage note from East West Bank as PLQ Mesquite Investors, LLC’s manager, was also a guarantor on the $3,681,000 mortgage note with East West Bank.

Mesquite Venture I, LLC and our Advisor agreed that if Mesquite Venture I, LLC paid (i) all past due payments required as outlined in the extension agreement, (ii) the April 1, 2010 payment of $10,000, and (iii) reimburses SPT Real Estate Finance $10,000 for attorney’s fees incurred due to Mesquite Venture I, LLC’s failure to make timely payments as outlined in the extension agreement, SPT Real Estate Finance would consider Mesquite Venture I, LLC reinstated and would not pursue the guarantees from Mesquite Venture I, LLC and would no longer demand payment in full on their secured note. The total amount due from Mesquite Venture I, LLC was $40,000.

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000, representing (i) the past due loan fee payments of $10,000 each due on October 1, 2009 and January 1, 2010, (ii) the April 1, 2010 payment of $10,000, and (iii) $10,000 for attorney’s fees incurred by SPT Real Estate Finance due to non-payment on behalf of Mesquite Venture I, LLC. Mesquite Venture I, LLC was then deemed reinstated by SPT Real Estate Finance.

ITEM 3. LEGAL PROCEEDINGS

Pulte Home Project

A previously owned real estate property known as the “Pulte Home Project” or “Winchester Ranch” is the subject of a dispute regarding obligations retained by both the seller, Pulte Home, when it sold the project to an affiliate of the Company, SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the project to Khalda Development Inc. (“Khalda,”) on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the project to Khalda, (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to, conduct the Improvements required in the Reconveyance Agreement. The arbitration process is at its inception and, although we believe the request for declaratory relief by the Claimants has no legal basis, and is premature since no actual dispute yet exists, we cannot predict the outcome of the arbitration proceedings at this time.

FINRA

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities is the broker-dealer for our ongoing public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of March 25, 2010, neither us nor Shopoff Securities has received communication from FINRA regarding this separate examination. We do not know when the examination will be resolved or what, if any, actions FINRA may require us to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against us.

ITEM 4. [Reserved]

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

Holders of Record

We had approximately 255 shareholders of record as of March 29, 2010.

Distribution Information

In order to qualify as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We own seven real estate investments, and have made three real estate-related investments, one of which is outstanding as of December 31, 2009. Consistent with our investment policy, we will acquire and hold undeveloped real estate assets as a long-term investment and will not realize any income from these properties until they are sold. Accordingly, we cannot predict when, if ever, we will generate any income or income sufficient to pay cash dividends to our stockholders. The amount of any cash dividends will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If and when our investments produce operating cash flow, we expect to pay dividends to you on a periodic basis as determined by our board of directors. Because our cash available for distribution in any year may be less than 90% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities and/or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

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

Issuer Redemption of Equity Securities

We do not have an authorized and approved share redemption plan. The board of directors could consider such a plan but no such consideration was made as of December 31, 2009. Consequently, there is the risk that our stockholders may not be able to redeem their shares at a time or price acceptable to them.

Use of Proceeds from Sales of Registered Securities

On August 29, 2007, our Registration Statement on Form S-11 (File No. 333-139042), covering a public offering of up to 20,100,000 shares of our common stock, was declared effective under the Securities Act of 1933. The offering has commenced and is on-going. The termination date of the offering is August 29, 2010. We are offering the 20,100,000 shares in our offering at an aggregate offering price of up to $200,000,000, or $9.50 per share for the first 2,000,000 shares sold and $10.00 per share for the remaining 18,100,000 shares sold.

We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share.

As of December 31, 2009, we had sold 1,856,000 shares of our common stock for $17,632,000 which excludes 21,100 shares of our common stock purchased by the Sponsor for $200,450 in a private offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

At December 31, 2009, on our behalf, the Sponsor had incurred selling commissions, broker-dealer fees, and other organization and offering costs in the amounts set forth below. These expenses are our obligation, however, at no time will our obligation for such costs and expenses exceed 12.34% of the total proceeds raised in the offering. Accordingly, only a portion of these expenses have been reflected in the accompanying consolidated balance sheet.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and broker-dealer fees	$—
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	$5,111,000	Actual
Total expenses	$5,111,000	Actual

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

As of December 31, 2009
Balance sheet data:
Cash and cash equivalents	$146,022
Restricted cash	189,953
Notes receivable, net	662,345
Real estate investments	19,034,147
Prepaid expenses and other assets	76,631
Property, plant, equipment, net	100,211
Total Assets	$20,209,309
Liabilities
Accounts payable and accrued liabilities	$536,047
Due to related parties	16,700
Interest payable	72,493
Income taxes payable	42,986
Notes payable secured by real estate investment	4,900,000
Total Liabilities	$5,568,226
Shopoff Properties Trust Stockholders equity
Common Stock $0.01 par value	19,121
Additional paid in capital, net of offering costs	15,768,971
Restricted cash	59,850
Net Loss	(1,206,959)
Total Shopoff Properties Trust Stockholders’ equity	14,640,983
Non-controlling interest	100
Total Stockholder’s Equity	14,641,083
Total Liabilities and Stockholder’s Equity	$20,209,309

Operating data:

For the Year Ended December 31, 2009
Revenues
Sale of Real Estate	$5,000,000
Interest Income – Notes Receivable	408,992
Interest Income and Other	32,717
Loan Fees	30,000
Total Revenues	5,471,709
Expenses
Cost of sale real estate	2,955,288
Stock based compensation	587,038
Professional Fees	452,890
Insurance	214,213
General and Administrative	272,716
Director Compensation	160,807
Dues and subscriptions	154,337
Acquisition fee paid to advisor	69,000
Due diligence costs related to properties not acquired	45,827
Total Expenses	4,912,116
Net income before income taxes	559,593
Provision for income taxes	138,486
Net income available to common shareholders	$421,107
Other data:
Cash flows used in operating activities	(557,129)
Cash flows used in investing activities	(6,363,577)
Cash flows used in financing activities	(419,968)
Per share data:
Net income per common share – basic	$0.22
Net income per common share – diluted	$0.20
Weighted-average number of common shares outstanding – basic	1,878,787
Weighted-average number of common shares outstanding – diluted	2,095,537

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

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our on-going initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. As of December 31, 2009, we had sold 1,856,000 shares of common stock for $17,632,000, excluding shares purchased by the Sponsor. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold.

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

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the current real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This changes the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removes much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005 – 2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term and expect this to put downward pressure on near term prices. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan is to be in a position to capitalize on these opportunities for capital appreciation.

Through December 31, 2009, we had purchased eight properties, one of which was subsequently sold on March 20, 2009 and had originated three secured real estate loans, two of which were subsequently converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had no properties in escrow as of December 31, 2009. We have placed no additional properties in escrow since December 31, 2009.

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

We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code for our tax year ending December 31, 2011. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income, excluding net capital gains. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income (if any) and results of operations.

Results of Operations

Although we are in our first full calendar year of operations and have made several acquisitions without the use of capital from outside investment firms, we contemplate using capital from these outside investment firms in the coming years to grow the Company’s investment base. As such our results of operations as of the date of this report are not indicative of those expected in future periods. In addition, our results of operations for the twelve months ended December 31, 2009 are not comparable to those of the same periods in 2008.

Through December 31, 2009, we have acquired eight properties and sold one property. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company has recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carryback of $2,900,000, and we incurred closing and related costs of approximately $320,000 including an acquisition fee paid to our Advisor in the amount of $288,000.

Through December 31, 2009, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred zero closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of December 31, 2009, from the $600,000 loan we have received $63,000 in interest income, accrued interest receivable of $42,345, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $15,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of December 31, 2009, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we paid the Advisor asset management fees of $13,774.

Revenues for the year ended December 31, 2009 approximated $5,472,000. These revenues consisted primarily of sales of real estate, interest income on notes receivable, interest income on cash held at financial institutions, and loan fees from an extension on an existing note receivable originated by the Company.

Expenses for the year ended December 31, 2009 (including income taxes) approximated $5,051,000. These expenses consisted primarily of cost of sales of real estate, professional fees, stock compensation to certain directors and officers, insurance premiums, dues and subscriptions, independent director fees, general and administrative expenses, and a provision for income taxes.

For the year ended December 31, 2009, we had a net profit of $421,107 due primarily to the sale of real estate, interest income on notes receivable, interest income on cash held at financial institutions, and loan fees from an extension on an existing note receivable originated by the Company. These revenues were partially offset by cost of sales of real estate, stock compensation to certain directors and officers, general and administrative costs, consisting primarily of professional fees, insurance premiums, independent director fees, dues and subscriptions and printing expenses, and depreciation on a Company owned enterprise resource planning system, and a provision for income taxes.

The Company recognized a provision for income taxes of $138,486 for the twelve months ended December 31, 2009 as a result of the Company recognizing profits for the first time during the three months ended March 31, 2009 primarily from the sale of a real estate investment. The Company was not required to recognize a provision for income taxes prior to the three months ended March 31, 2009.

Comparison of Twelve Months Ended December 31, 2009 to Twelve Months Ended December 31, 2008

We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008.

Total revenues.  Total revenues increased by $5,319,353, or 3491.4% to $5,471,709 for the twelve months ended December 31, 2009 compared to $152,356 for the twelve months ended December 31, 2008. The significant components of revenue are discussed below.

Sale of real estate.  This caption represents revenues earned from the disposition of real estate and real estate-related investments. We earned $5,000,000 for the twelve months ended December 31, 2009 compared to $0 for the twelve months ended December 31, 2008 when in March 2009, the Company sold its first real estate asset known as the Pulte Home Project originally purchased in December 2008 to Khalda.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable increased $387,992 or 1,847.6% to $408,992 for the twelve months ended December 31, 2009 compared to $21,000 for the twelve months ended December 31, 2008. The increase was related to the origination of a second and third secured real estate loan receivable, made by the Company in January 2009, to Aware, in the aggregate amount of $2,300,000.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $98,639, or 75.1% to $32,717 for the twelve months ended December 31, 2009 compared to $131,356 for the twelve months ended December 31, 2008. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.

Loan fees.  This caption represents origination fees earned from investments in secured real estate loans. We earned $30,000 in loan fees for the twelve months ended December 31, 2009 compared to $0 for the twelve months ended December 31, 2008. The loan fee was earned when the Company approved an extension of a pending maturity date on an existing secured real estate note receivable originally made in September 2008.

Total expenses.  Total expenses increased by $3,432,146, or 212.1% to $5,050,602 (including a provision for income taxes of $138,486), for the twelve months ended December 31, 2009 compared to $1,618,456 for the twelve months ended December 31, 2008. The significant components of expense are discussed below.

Due diligence costs related to properties not acquired.  Due diligence costs related to properties not acquired decreased $982,061 or 95.5% to $45,827 for the twelve months ended December 31, 2009 compared to $1,027,888 for the twelve months ended December 31, 2008. The decrease was primarily related to (i) a reduction in the number of potential real estate investments reviewed by the Company, (ii) the implementation of condensed evaluation procedures for potential real estate investments resulting in a more efficient and economical underwriting process, and (iii) the reclassification of certain real estate related memberships and subscriptions previously expensed as due diligence on properties not acquired to dues and subscriptions.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. We incurred $587,038 in stock based compensation for the twelve months ended December 31, 2009 compared to $0 for the twelve months ended December 31, 2008. The Company had not issued any stock options nor incurred any other share based compensation expense as of December 31, 2008.

Cost of sale of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $2,955,288 in cost of sale of real estate for the twelve months ended December 31, 2009 compared to $0 for the twelve months ended December 31, 2008. The Company had not made any real estate investments as of December 31, 2008.

Acquisition fees.  Acquisition fees represent compensation paid to our Advisor for services provided to us during the identification, negotiation, underwriting, and purchase of our real estate-related investments. We incurred $69,000 in acquisition fees for the twelve months ended December 31, 2009 paid to the Advisor for services rendered in originating two secured real estate loans compared to $0 for the twelve months ended December 31, 2008.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. We incurred $154,337 in dues and subscriptions for the twelve months ended December 31, 2009 compared to $0 for the twelve months ended December 31, 2008. The Company had entered into certain contractual arrangements with real estate or real estate-related organizations as of December 31, 2008 but those expenses were classified under due diligence on properties not acquired as the Company used those services specifically to aid the Advisor in the evaluation of potential acquisitions. The Company began expensing those contractual arrangements as dues and subscriptions during the twelve months ended December 31, 2009.

Insurance.  Insurance increased by $5,624, or 2.7% to $214,213 for the twelve months ended December 31, 2009 compared to $208,589 for the twelve months ended December 31, 2008. The increase was primarily due to the Company recognizing a full year of directors and officers insurance premiums in 2009 as compared to 2008. Prior to August 2008 when the Company met its minimum offering requirement, breaking escrow and beginning operations, the Sponsor paid for the Company’s directors and officers insurance premiums. The Company would accrued a reimbursement to the Sponsor when the insurance premiums were paid by the Sponsor.

Professional fees.  Professional fees increased by $188,457, or 71.3% to $452,890 for the twelve months ended December 31, 2009 compared to $264,433 for the twelve months ended December 31, 2008. The increase was primarily due to (i) increased legal fees due to the documentation of and subsequent conversion to real estate owned, a new secured note receivable and legal expenses related to the extension of and subsequent default of an existing note receivable originated on September 30, 2008, (ii) more extensive annual 10-K and 10-Q reporting periods in 2009 as compared to 2008 resulting in higher accounting and legal fees, and (iii) the Company filing more 8-K’s, post effective amendments, and post effective amendment supplements in 2009 as compared to 2008 also resulting in higher accounting and legal fees.

Director compensation.  Director compensation increased by $101,472, or 171.0% to $160,807 for the twelve months ended December 31, 2009 compared to $59,335 for the twelve months ended December 31, 2008. The increase was primarily due to (i) the accrual of director compensation over twelve months for the twelve months ended December 31, 2009 as compared to only four months for the twelve months ended December 31, 2008 as directors did not begin earning compensation until the Company broke escrow and began operations which occurred on August 29, 2008, and (ii) the Company holding more board and committee meetings in 2009 as compared to 2008 due to more extensive Company activities. Prior to the Company breaking escrow and beginning operations, most board and committee meetings were primarily capital raising and administrative in nature.

General and administrative.  General and administrative costs increased by $214,505, or 368.5% to $272,716 for the twelve months ended December 31, 2009 as compared to $58,211 for the twelve months ended December 31, 2008. The increase was primarily due to (i) a higher number of overall SEC filings during the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008 resulting in higher printing expenses, (ii) depreciation expense incurred on Company purchased enterprise resource planning system for the twelve months ended December 31, 2009 which had not been implemented during the twelve months ended December 31, 2008 and (iii) a higher level of asset management fees paid on real estate-related investments under management by Shopoff Advisor in 2009 as compared to 2008.

Provision for income taxes.  This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $138,486 in provision for income taxes for the twelve months ended December 31, 2009 compared to $0 for the twelve months ended December 31, 2008. The Company sold its first real estate investment during the three months ended March 31, 2009.

Recent Market Developments

There have been historic disruptions in the financial system during the years 2008 and 2009, the effects of which are continuing. The recent failure of large U.S. financial institutions and the resulting turmoil in the U.S. and global financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the U.S.

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

Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $5.11 million through December 31, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through December 31, 2009, we had sold 1,856,000 shares for gross offering proceeds of $17.632 million, excluding shares purchased by the Sponsor and recorded organization and offering costs of $2.63 million.

Liquidity and Capital Resources

We broke escrow in our on-going initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was sold on March 20, 2009 for $5,000,000. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share. As of December 31, 2009, we had sold and accepted 1,856,000 shares of our common stock for $17,632,000 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors. As of December 31, 2009, we had received but had not yet accepted, additional subscriptions for the sale of 6,300 shares of our common stock at a price of $9.50 per share. We had sold and accepted 1,836,200 shares of our common stock for $17,443,900 as of December 31, 2008.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the twelve months ended December 31, 2009.

As of December 31, 2009, our current liabilities totaled $5,568,226 and consisted of accounts payable and accrued liabilities, due to related parties, interest on notes payable, income taxes payable, and notes payable secured by Company assets. We do not currently have sufficient liquidity to meet these current obligations as disclosed however as discussed further in Note 11 of the notes to consolidated financial statements, on February 3, 2010 we sold an existing Company asset for $2,231,775 and on March 5, 2010 and March 11, 2010, we successfully executed extensions on two separate secured notes payable which management believes will allow the Company to meet its current obligations.

As a result of the closing of a proposed acquisition that occurred on November 5, 2009 and discussed further in Note 1 of the notes to consolidated financial statements, a substantial portion of our remaining liquidity as of September 30, 2009 was utilized. Management believes that it will be able to raise additional capital for the Company through one or more potential sources including additional common stock sales, re-capitalization via a co-investment joint venture relationship, the sale of an asset currently owned by the Company and or securing appropriate longer-term debt.

Cash Flows

We had limited operations during the twelve months ended December 31, 2008, because our registration statement was not declared effective with the SEC until August 29, 2007 and the Company did not meet the minimum offering requirement of the sale of 1,700,000 shares of common stock until August 29, 2008. Until the Company met the minimum offering requirement, all proceeds raised from the offering were held in an escrow account at Wells Fargo Bank N.A. We were designated as a development stage enterprise as a result of our limited operations for the nine months ended September 30, 2008. We transitioned from a development stage enterprise in the three months ended December 31, 2008 and began active operations upon the acquisition of our first property on December 31, 2008.

The following is a comparison of the main components of our statements of cash flows for the twelve months ended December 31, 2009 to the twelve months ended December 31, 2008:

Cash From Operating Activities

We used $557,129 in operating activities for the twelve months ended December 31, 2009 compared to $1,484,712 that was used in operating activities for the twelve months ended December 31, 2008. This $557,129 was comprised of an operating gain of $421,107 comprised primarily of revenue from the sale of real estate of $5,000,000, interest income on secured notes receivable of $408,992, interest income of $32,717 from subscription proceeds, a loan fee from the extension of a loan maturity on an existing note receivable of $30,000, cost of sales of real estate of $2,955,288, stock compensation expense from restricted stock grants and stock options issued to directors and executive officers of $587,038, due diligence costs related to projects not acquired of $45,827, dues and subscriptions of $154,337, professional fees of $452,890, insurance expenses of $214,213, acquisition fees of $69,000, general and administrative expenses of $272,716, director compensation expenses of $160,807 and a provision for income taxes of $138,486, a decrease in the amount owed to related parties of $115,435, an increase in accounts payable and accrued liabilities of $471,451, an increase in interest payable of $72,493, an inccrease in income taxes payable of $42,986, an increase in prepaid expenses and other assets of $20,824, gain on sale of real estate investment of $2,044,712, stock compensation expenses from restricted stock grants and stock options issued to directors and executive officers of $587,038 and depreciation expense of $28,767.

Cash From Investing Activities

We used $6,363,577 in investing activities for the twelve months ended December 31, 2009 compared to $6,521,276 that was used in investing activities for the twelve months ended December 31, 2008. This $6,363,577 was a result of originating two loans secured by real estate in the amount of $2,300,000, accruing interest on the two loans secured by real estate of $324,647, obtaining the underlying real estate serving as collateral for the two loans via two separate Memoranda of Assignment of Note, Deed of Trust and Loan Documents and Settlement Agreement’s with the borrowers on the loans and then incurring other property related expenses of $183,909, a reduction in prepaid interest of $42,000 on a third loan secured by real estate, the accruing of interest of $42,345 on a third loan secured by real estate, the accruing of loan fees of $20,000 on a third loan secured by real estate, the sale of one real estate property for $5,000,000, related project costs to the one real estate property sold in the amount of $341,154, the reduction of deposits in the amount of $3,300,000, $2,300,000 which was originally placed into an escrow account for a real estate-related investment that has been made by us and a separate $1,000,000 deposit which was originally placed into an escrow account for the purchase of a real estate investment that has been acquired by us, the purchase of four properties and related acquisition and other property related expenses of $11,325,592 and the capitalization of expenses related to the purchase of property and equipment of $83,931.

Cash From Financing Activities

We used $419,968 in financing activities for the twelve months ended December 31, 2009 compared to $15,292,134 that was provided by financing activities for the twelve months ended December 31, 2008. The $419,968 was primarily comprised of the reimbursement to the Sponsor of $477,965 in organization and offering expenses, the issuance of common stock to subscribers of $188,100, the receipt of $59,850 in stock subscriptions, and $189,953 in restricted cash comprised of subscription proceeds and related interest, which were not accepted by us as of December 31, 2009, and certificates of deposit securing letters of credit for bonds related to a Company owned asset.

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

As of December 31, 2009, we have raised $17,832,450 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets, significantly reducing funds for operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

Our ability to finance our operations is subject to several uncertainties including those discussed above under “Recent Market Developments” and under “Risk Factors,” and accordingly, we cannot guarantee that we will have adequate cash from this offering or be able to generate adequate cash from other non-offering sources such as (i) sales of Company assets, (ii) securing appropriate longer-term debt, or (iii) funding via joint venture relationships with real estate private equity firms and hedge funds that have an interest in our investment space, in order to fund our operating and administrative expenses, any future debt service obligations and any future payment of distributions to our stockholders. Our ability to ultimately sell our real estate investments is partially dependent upon the condition of real estate markets at the time we are required or prepared to sell and the ability of purchasers to obtain financing at reasonable commercial rates.

Potential future sources of capital include secured and unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. However, we currently have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Management believes that (i) there has been a recent shift in the investment attitude from potential shareholders from a capital preservation to a long-term capital appreciation mentality which will result in an increase in sales of our common stock as compared to results for the twelve months ended December 31, 2009, (ii) sales of Company assets as an alternative funding source is viable as the we recently closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by us, and we are currently evaluating a third-party offer to purchase an existing Company asset at a purchase price that is 142% higher than the purchase price originally paid for by us, (iii) lending sources for land assets have become more available although the cost of funds could be prohibitive in nature, and (iv) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as at least one real estate private equity firm has expressed an interest in taking a partial ownership position with existing Company assets. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Distributions

We have not paid any distributions as of December 31, 2009. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time from the time we begin property acquisitions although we anticipate making distributions sooner than previously disclosed to shareholders.

The Advisory Agreement

The Advisor is responsible for overseeing the day to day operations of us and has the authority to carry out all our objectives and purposes. The Advisor has a fiduciary responsibility to us and to our stockholders in carrying out its duties under this Agreement. In providing advice and services hereunder, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940 or in any state securities law or (ii) cause us to make such investments as would cause us to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940.

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

Investment Objectives

A discussion of our Investment Objectives is set forth in Item 1 — Business.

A discussion of the real estate and real estate-related investments executed by us as of December 31, 2009 is set forth in Item 2 — Properties.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating

Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of December 31, 2009 and December 31, 2008.

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

Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. The Company’s policy requires, where reasonable, that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 7 of the consolidated financial statements. Management believes it is not practical to estimate the fair value of related party financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, there are no quoted market values available for such instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments (if any) and the associated potential cost.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of December 31, 2009 and December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Pursuant to the advisory agreement and the broker-dealer agreement, the Company is obligated to reimburse the advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on the Company’s behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of the Company’s gross offering proceeds. The Company’s Advisor and its affiliates have incurred on the Company’s behalf organization and offering costs of $5.11 million through December 31, 2009. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of the Company’s ongoing initial public offering through December 31, 2009, the Company had sold 1,856,000 shares for gross offering proceeds of $17.632 million and recorded organization and offering costs of $2.63 million.

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

Investments in companies that are not consolidated will be accounted for using the equity method when we have the ability to exert significant influence. Generally, significant influence will exist if we have the ability to exercise significant influence over the operating and financial policies of an investee, which may need to include the ability to significantly influence the outcome of corporate actions requiring shareholder approval of an investee. Significant influence is generally presumed to be achieved by owning 20 percent or more of the voting stock of the investee. However, we will be required to evaluate all of the facts and circumstances relating to the investment to determine whether there is predominant evidence contradicting our ability to exercise significant influence, such as the inability by us to obtain financial information from the investee. Under this method, an investee company’s accounts are not reflected within the Company’s consolidated balance sheet and statement of operation; however, the Company’s share of the earnings or losses of the investee company will be reflected in the caption “Equity in net earning of unconsolidated subsidiaries” in the Company’s statement of operations. The Company’s carrying value in an equity method investee company will be reflected in the caption “Investments in unconsolidated subsidiaries” in the Company’s consolidated balance sheet.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets.

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2011. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company has adopted a policy for accounting for uncertainty in income taxes. The Company’s policy prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This policy also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adopting of the Company’s policy for accounting for uncertainty in income taxes did not result in any adjustment to the Company’s beginning tax positions. As of December 31, 2009, the Company did not have any unrecognized tax benefits.

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

Non-controlling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the quarters ended December 31, 2009 and 2008, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 each for the years ended December 31, 2009 and December 31, 2008, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). Under SFAS 168, The FASB Accounting Standards Codification (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards for nongovernmental entities. All nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritiative at that time. SFAS 168 is effective for interim and annual periods ended after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which was incorporated into the FASB Codification 855-10, Subsequent Events —  Overall (“FASB ASC 855-10”). FASB ASC 855-10, which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of FASB ASC 855.10 did not have an impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

Mesquite Venture I, LLC Note Receivable

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance a negotiated $40,000, representing (i) the past due loan fee payments of $10,000 each due on October 1, 2009 and January 1, 2010, (ii) the April 1, 2010 payment of $10,000, and (iii) $10,000 for attorney’s fees incurred by SPT Real Estate Finance due to non-payment on behalf of Mesquite Venture I, LLC. Mesquite Venture I, LLC was then deemed reinstated by SPT Real Estate Finance. See Note 3 of the notes to consolidated financial statements.

Sale of Real Estate Property

On December 8, 2009, an affiliate of the Company, SPT-Lake Elsinore Holding Co., LLC, (“Seller”) executed a Purchase and Sale and Escrow Agreement for the sale of the Wasson Canyon Project, purchased on April 17, 2008 from MS Rialto Wasson Canyon CA, LLC, to D. R. Horton Los Angeles Holding Company Inc., (“Buyer”) a California corporation. The contract price was $2,750,000.

On January 20, 2010, Seller and Buyer entered into a certain First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions (the “First Amendment”). Pursuant to the First Amendment, if the City of Lake Elsinore, the County of Riverside, or other governmental agency reduces the actual fee amounts payable by Buyer to less than the expected fee amounts as detailed in Exhibit A of the First Amendment, then Buyer will pay Seller an amount for each lot equal to the difference between the actual fee amounts payable by Buyer and the expected fee amounts for such lot.

On February 3, 2010, in addition to a sales price reduction from $2,750,000 to $2,231,775, Buyer and Seller executed a participation agreement in which Buyer agreed to pay to Seller, fifty percent (50%) of any gross profit that exceeds a twenty four percent (24%) gross profit margin on the sale of units to be developed on the lots purchased by the Buyer.

Pursuant to the Sale Agreement, the Buyer did not assume the Seller’s obligation to replace existing subdivision improvement agreements (the “SIA’s”) and related bonds (the “Bonds”) which the Seller agreed to replace when seller originally purchased the property on April 17, 2009 from MS Rialto Wasson Canyon CA, LLC. The transaction closed February 3, 2010.

Extension of Notes Payable

On March 5, 2010 our affiliate SPT-Lake Elsinore Holding Co., LLC, executed an extension on an existing $2,900,000 secured promissory note with TSG Little Valley, L.P. A one year extension of the maturity date was granted to SPT-Lake Elsinore Holding Co., LLC by TSG Little Valley, L.P. in exchange for a principal pay down of at least $500,000 on or before the original maturity date of November 6, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010.

On March 11, 2010 our affiliate SPT AZ Land Holdings, LLC, executed an extension on an existing $2,000,000 secured promissory note with AZPro Development Inc. A one year extension of the maturity date was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $500,000 on or before the original maturity date of July 31, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010.

Other

Subsequent to December 31, 2009 and through March 29, 2009, we sold and accepted $76,950 of gross offering proceeds to purchase 8,100 shares of our common stock which includes $59,850 of subscribed stock (6,300 shares) included in the consolidated financial statements as of December 31, 2009.

Subsequent to December 31, 2009 and through March 29, 2009, organization and offering costs totaling approximately $34,985 were incurred by the Advisor and its affiliates on behalf of us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of December 31, 2009, a 10% increase or decrease in interest rates would have no material effect on our interest income.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009 our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On December 31, 2008, the Company completed its first investment in undeveloped real estate assets. As a result, the Company has emerged from the development stage. The Company has implemented changes in its internal controls over financial reporting that are appropriate for the transition from development stage to operational stage of the Company. The Company will continue to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company and our audit committee financial expert is (i) incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Code of Conduct

Our board of directors has adopted a Code of Business Conduct And Ethics, which applies to our directors, principal executive officer, principal financial officer, our other executive officers, and all employees who perform these functions. A copy of the Code Business Conduct And Ethics is available to any person without charge by submitting a request to our Chief Financial Officer at 8951 Research Drive, Irvine, California 92618. If we amend our Code of Business Conduct And Ethics as it applies to the directors, principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the Code of Business Conduct And Ethics to any such person, we will disclose such amendment or waiver on our website at www.shopoffpropertiestrust.com.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning management remuneration and transactions is (i) incorporated by reference from the section entitled “Election of Directors” and “Executive Compensation” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year, or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information, as of December 31, 2009, relating to our 2007 Equity Incentive Plan pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	1,655,000	$9.50	1,403,250
Equity compensation plans not approved by security holders	—	—	—
Total	1,655,000	$9.50	1,403,250

Information concerning security ownership of certain beneficial owners and management is (i) incorporated by reference from the sections entitled “Stock Ownership” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year or (ii) will be included in an amendment to this report on From 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions with management and others and information regarding director independence is (i) incorporated by reference from the section entitled “Executive Compensation — Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is (i) incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants” of our definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year or (ii) will be included in an amendment to this report on Form 10-K filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.  Financial Statements

2.  Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.  Exhibits

Exhibit Number	Exhibit
1.1	Broker-Dealer Agreement between Shopoff Properties Trust, Inc. and Shopoff Securities, Inc. (filed as Exhibit 1.1 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Registration No. 333-139042) and incorporated herein by reference).
3.1	Charter of the Registrant (filed as Exhibit 3.1 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
3.2	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to Shopoff Properties Trust’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
3.3	Bylaws of the Registrant (filed as Exhibit 3.2 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 on June 22, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
3.5	Agreement of Limited Partnership of Shopoff Partners (filed as Exhibit 3.5 on June 6, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
3.6	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 on May 1, 2009 to Shopoff Properties Trust’s Post Effective Amendment No. 3 (Reg. No. 333-139042) and incorporated herein by reference).
4.1	Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 on March 30, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
10.1	2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (Reg. No. 333-152782) on August 5, 2008 and incorporated herein by reference). +

Exhibit Number	Exhibit
10.2	Advisory Agreement between Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.2 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
10.3	Amendment to Advisory Agreement, dated January 21, 2009, by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.4 on January 22, 2009 to Shopoff Properties Trust’s Post-Effective Amendment No. 2 (Reg. No. 333-139042) and incorporated herein by reference).
10.4	Subscription Escrow Agreement by and between Shopoff Properties Trust, Inc., and Wells Fargo Bank, N.A. (filed as Exhibit 10.3 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11 and incorporated herein by reference).
10.5	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 23, 2008 and amendments thereto (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.6	Assignment and Assumption Agreement by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 30, 2008 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.7	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated September 30, 2008 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
10.8	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated December 30, 2008 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.9	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $414,000 dated January 9, 2009 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.10	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $1,886,000 dated January 9, 2009 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.11	Promissory Note in the amount of $1,886,000, dated January 9, 2009 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.12	Promissory Note in the amount of $414,000, dated January 9, 2009 (filed as Exhibit 10.4 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.13	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 13, 2009 (filed as Exhibit 10.4 to Post-Effective Amendment No. 2 (Registration No. 333-139042) on January 22, 2009 and incorporated herein by reference).
10.14	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 4, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit
10.15	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Khalda Development, Inc., dated February 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 26, 2009 and incorporated herein by reference).
10.16	Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co. and MS Rialto Wasson Canyon CA, LLC, dated April 17, 2009 (filed as Exhibit 10.1 to Form 8-K on April 23, 2009 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co., LLC and U.S. Bank National Association, dated May 13, 2009 (filed as Exhibit 10.1 to Form 8-K on May 21, 2009 and incorporated herein by reference).
10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated June 29, 2009, by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc (filed as Exhibit 10.1 to Form 8-K on August 5, 2009 and incorporated herein by reference).
10.19	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc., dated July 28, 2009 (filed as Exhibit 10.2 to Form 8-K on August 5, 2009 and incorporated herein by reference).
10.20	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.1 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.21	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.2 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.22	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.3 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.23	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.4 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.24	Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT-Lake Elsinore Holding Co., LLC dated September 3, 2009 (filed as Exhibit 10.2 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.25	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated September 3, 2009 (filed as Exhibit 10.3 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.26	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.4 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.27	Restated Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.5 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.28	All-Inclusive Purchase Money Note Secured By Deed Of Trust between SPT-Lake Elsinore Holding Co., LLC and TSG Little Valley, L.P. and dated November 6, 2009 (filed as Exhibit 10.6 to Form 8-K on November 12, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit
10.29	Purchase and Sale Agreement and Joint Escrow Instructions between SPT-Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated December 8, 2009 (filed as Exhibit 10.1 to Form 8-K on February 9, 2010 and incorporated herein by reference).
10.30	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT-Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated January 20, 2010 (filed as Exhibit 10.2 to Form 8-K on February 9, 2010 and incorporated herein by reference).
10.31	Participation Agreement between SPT-Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated February 3, 2010 (filed as Exhibit 10.3 to Form 8-K on February 9, 2010 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensation plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Shopoff Properties Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shopoff Properties Trust, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopoff Properties Trust, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
March 29, 2010

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$146,022	$7,486,696
Restricted cash	189,953	—
Note receivable, net	662,345	558,000
Real estate investments	19,034,147	2,614,134
Real estate deposits	—	3,300,000
Prepaid expenses and other assets	76,631	55,807
Property and equipment, net	100,211	45,047
Total Assets	$20,209,309	$14,059,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$536,047	$64,596
Due to related parties	16,700	132,135
Interest payable	72,493	—
Income taxes payable	42,986	—
Notes payable secured by real estate investments	4,900,000	—
Total Liabilities	5,568,226	196,731
Commitments and Contingencies	—	—
Equity
Shopoff Properties Trust, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,912,100 and 1,857,300 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	19,121	18,573
Additional paid-in capital, net of offering costs	15,768,971	15,472,346
Subscribed stock, $0.01 par value, 6,300 shares subscribed but not issued	59,850	—
Accumulated deficit	(1,206,959)	(1,628,066)
Total Shopoff Properties Trust, Inc. stockholders’ equity	14,640,983	13,862,853
Non-controlling interest	100	100
Total stockholders’ equity	14,641,083	13,862,953
Total Liabilities and Stockholders’ Equity	$20,209,309	$14,059,684

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
Revenues:
Sale of real estate	$5,000,000	$—
Interest income – notes receivable	408,992	21,000
Interest income and other	32,717	131,356
Loan fees	30,000	—
	5,471,709	152,356
Expenses:
Cost of sales of real estate	2,955,288	—
Stock based compensation	587,038	—
Professional fees	452,890	264,433
Insurance	214,213	208,589
General and administrative	272,716	58,211
Directors compensation	160,807	59,335
Dues and subscriptions	154,337	—
Acquisition fees paid to advisor	69,000	—
Due diligence costs related to properties not acquired	45,827	1,027,888
	4,912,116	1,618,456
Net income (loss) before income taxes	559,593	(1,466,100)
Provision for income taxes	138,486	—
Net income (loss) available to common shareholders per common share	$421,107	$(1,466,100)
Basic	$0.22	$(2.32)
Diluted	$0.20	$(2.32)
Weighted-average number of common shares outstanding, used in per share computations:
Basic	1,878,787	631,921
Diluted	2,095,537	631,921

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock		Subscribed Stock	Common Stock Issuable Upon Breaking Escrow		Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	21,100	$211	—	81,800	$818	$976,521	$(161,966)	$100	$815,684
Common stock issuable upon breaking escrow	—	—	—	(81,800)	(818)	(776,282)	—	—	(777,100)
Issuance of common stock	1,836,200	18,362	—	—	—	17,425,538	—	—	17,443,900
Offering costs paid to sponsor	—	—	—	—	—	(2,153,431)	—	—	(2,153,431)
Net loss	—	—	—	—	—	—	(1,466,100)	—	(1,466,100)
Balance, December 31, 2008	1,857,300	18,573	—	—	—	15,472,346	(1,628,066)	100	13,862,953
Issuance of common stock	19,800	198	—	—	—	187,902	—	—	188,100
Subscribed stock			59,850	—	—		—	—	59,850
Vesting of restricted stock issued to certain directors and officers	35,000	350	—	—	—	332,150	—	—	332,500
Stock based compensation	—	—	—	—	—	254,538	—	—	254,538
Offering costs paid to sponsor	—	—	—	—	—	(477,965)	—	—	(477,965)
Net profit	—	—	—	—	—	—	421,107	—	421,107
Balance, December 31, 2009	1,912,100	$19,121	$59,850	—	$—	$15,768,971	$(1,206,959)	$100	$14,641,083

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$421,107	$(1,466,100)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	—	—
Gain on sale of real estate investment	(2,044,712)	—
Stock compensation	587,038	—
Depreciation Expense	28,767	4,095
Changes in assets and liabilities:	—	—
Due to Related Parties	(115,435)	(51,765)
Accounts payable and accrued liabilities	471,451	64,596
Interest payable	72,493	—
Income taxes payable	42,986	—
Prepaid expenses and other assets	(20,824)	(35,538)
Net cash used in operating activities	(557,129)	(1,484,712)
Cash Flows from Investing Activities
Purchase of property and equipment	(83,931)	(49,142)
Note receivable, net	(104,345)	(558,000)
Real estate investments	(14,134,147)	(2,614,134)
Proceeds from sale of real estate investments, net	4,658,846	—
Real estate deposits	3,300,000	(3,300,000)
Net cash used in investing activities	(6,363,577)	(6,521,276)
Cash Flows from Financing Activities
Offering costs paid to sponsor	(477,965)	(2,153,432)
Issuance of common stock	188,100	16,665,983
Subscribed stock	59,850	—
Common stock issuable upon breaking escrow	—	818
Restricted Cash	(189,953)	778,765
Net cash (used in) provided by financing activities	(419,968)	15,292,134
Net change in cash	(7,340,674)	7,286,146
Cash, beginning of year	7,486,696	200,550
Cash, end of year	$146,022	$7,486,696
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate investments with assumption of debt	$4,900,000	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,575	$—
Cash paid for income taxes	$91,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1. ORGANIZATION AND NATURE OF BUSINESS

Formation and nature of operations

Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the State of Maryland. The Trust intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its tax year ending December 31, 2011. The Trust was incorporated to raise capital and acquire ownership interests in undervalued, undeveloped, non-income producing real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire partially improved and improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii and Texas. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”).

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the current real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This changes the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removes much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005 – 2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term and expect this to put downward pressure on near term prices. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan is to be in a position to capitalize on these opportunities for capital appreciation.

The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of December 31, 2009, the Company had accepted subscriptions for the sale of 1,856,000 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock issued to certain officers and directors. As of December 31, 2009, the Company had sold but not yet accepted subscriptions for the sale of 6,300 shares of its common stock at a price of $9.50 per share. As of December 31, 2009, the Company had 144,000 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale. On August 27, 2009, the Company announced that it had extended the expiration date of its best-efforts initial public offering by one year, from August 29, 2009 until August 29, 2010 (or until the date the entire offering is sold).

On December 31, 2008, we acquired our first real estate property, which was sold on March 20, 2009 (See Note 4). As such, management believes that the Company has commenced its planned principal operations and transitioned from a development stage enterprise to an active company. The Company adopted December 31 as its fiscal year end.

As of December 31, 2009, the Company owned seven properties:

•	Sixty five finished residential lots in the City of Lake Elsinore, California purchased for $650,000.
•	Five hundred forty three unimproved residential lots in the City of Menifee, California purchased for $1,650,000.
•	A final plat of seven hundred and thirty nine residential lots on a total of two hundred acres of unimproved land in the Town of Buckeye, Maricopa County, Arizona purchased for $3,000,000.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

•	Approximately one hundred eighteen acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California, acquired via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under a secured promissory note owned by the Company.
•	Approximately 6.11 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California also acquired via a Settlement Agreement with Springbrook, in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under a second, separate secured promissory note owned by the Company.
•	Five hundred and nineteen entitled but unimproved residential lots and two commercial lots located in the City of Lake Elsinore, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The five hundred and nineteen but unimproved residential lots and two commercial lots have an allocated basis of $6,330,000.
•	Four hundred acres of unentitled and unimproved land located in the City of Chino Hills, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The four hundred acres have an allocated basis of $3,270,000.

Through December 31, 2009, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC was outstanding as of December 31, 2009 (See Note 3).

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

Liquidity Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of December 31, 2009, the Company had an accumulated deficit of $1,206,959 and also had negative cash flows from operations for the years ended December 31, 2009 and 2008 of approximately $557,000 and $1,485,000, respectively. As further discussed in Note 4, in November 2009 the Company paid $9.6 million in a combination of cash and a seller financed purchase note as part of the consideration to purchase 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California, and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, which significantly reduced funds available for operations as of December 31, 2009. In addition and as of December 31, 2009, the Company had two notes payable totaling $4,900,000 maturing in 2010. These conditions raise concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

following actions: Subsequent to December 31, 2009, management was successful in extending each of the two notes discussed above for one year in exchange for a principal pay down at the initial maturity dates of at least $500,000 for each note and an increase in the existing interest rate for each note of two percent. Management also believes that (i) there has been a recent shift in the investment attitude from potential shareholders from a capital preservation to a long-term capital appreciation mentality which will result in an increase in sales of Company common stock as compared to results for the twelve months ended December 31, 2009, (ii) sales of Company assets as an alternative funding source is viable as the Company recently closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by the Company, and the Company is currently evaluating a third-party offer to purchase an existing Company asset at a purchase price that is 142% higher than the purchase price originally paid for by the Company, (iii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, and (iii) a recapitalization of the Company whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as at least one real estate private equity firm has expressed an interest in taking a partial ownership position with existing Company assets. As a result of the extension of the notes payable maturity dates in addition to (i), (ii), (iii), and (iv) above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of December 31, 2009 and 2008.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Under cash flows from financing activities for the year ended December 31, 2008, the line

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

item “issuance of common stock to subscribers, net of offering costs” was separated into two categories, “offering costs paid to sponsor” and “issuance of common stock”, in order for an appropriate comparison to financing activities for the year ended December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of December 31, 2008, Bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 approximated $2,481,000.

As of December 31, 2008, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of December 31, 2008 approximated $3,961,000. This money market account, also known as a brokerage safekeeping account, was protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Long-Lived Assets

The Company’s policy requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the years ended December 31, 2009 and December 31, 2008.

The Company’s policy also requires us to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any.

As of December 31, 2009, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 35,000 of which vested as of December 31, 2009 and 138,750 of which remain unvested as of December 31, 2009. However, such unvested shares were included in the calculation of EPS for the twelve months ended December 31, 2009 since their effect will be dilutive.

As of December 31, 2009, the Company had 78,000 stock options that were granted to certain directors and officers, 16,400 of which vested as of December 31, 2009 and 61,600 of which remain unvested as of December 31, 2009. The 78,000 stock options were included in the calculation of EPS for the twelve months ended December 31, 2009 since their effect will be dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the twelve month periods ended December 31, 2009 and 2008, respectively:

	Year Ended December 31,
	2009	2008
Numerator:
Net income (loss)	$421,107	$(1,466,100)
Denominator:
Weighted average outstanding shares of common stock	1,878,787	631,921
Effect of contingently issuable restricted stock	138,750	—
Effect of contingently issuable stock options	78,000	—
Weighted average number of common shares and potential common shares outstanding	2,095,537	631,921
Basic income (loss) per common share	$0.22	$(2.32)
Diluted income (loss) per common share	$0.20	$(2.32)

Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities

The Company’s financial instruments include cash, notes receivable, prepaid expenses, real estate deposits, accounts payable and accrued liabilities and notes and interest payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of December 31, 2009 and December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

The Company’s policy establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at December 31, 2009 and December 31, 2008:

	As of December 31, 2009
	Carrying Value	Total Fair Value	Fair Value Measurements Using:
			Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$45,996	$45,996	$45,996	$—	$—

	As of December 31, 2008
	Carrying Value	Total Fair Value	Fair Value Measurements Using:
			Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$4,460,643	$4,460,643	$4,460,643	$—	$—

Non-controlling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the years ended December 31, 2009 and 2008, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at December 31, 2009 and 2008, respectively). The net loss amounts the Company has previously reported are

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets.

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2011. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company has adopted a policy for accounting for uncertainty in income taxes. The Company’s policy prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This policy also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adopting of the Company’s policy for accounting for uncertainty in income taxes did not result in any adjustment to the Company’s beginning tax positions. As of December 31, 2009, the Company did not have any unrecognized tax benefits.

Recently Issued Accounting Pronouncements

In June 2009, the issued Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). Under SFAS 168, The FASB Accounting Standards Codification (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards for nongovernmental entities. All nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritiative at that time. SFAS 168 is effective for interim and annual periods ended after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which was incorporated into the FASB Codification 855-10, Subsequent Events —  Overall (“FASB ASC 855-10”). FASB ASC 855-10, which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of and accounting for and disclosure of events that occur after the balances sheet date but before financial statements are issued or are available to be issued. The adoption of FASB ASC 855.10 did not have an impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3. NOTE RECEIVABLE

As of December 31, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of December 31, 2009	Book Value as of December 31, 2008	Contractual Interest Rate	Annual Effective Interest Rate at December 31, 2009	Maturity Date as of December 31, 2009
Mesquite Venture I, LLC
Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$600,000	$558,000	14.00%	14.00%	5/15/2010
Reserve for loan losses				—	—
				$600,000	$558,000

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2009:

Real estate loans receivable – December 31, 2008	$558,000
Origination of real estate loans	2,300,000
Amortization of prepaid interest	42,000
Real estate loans receivable converted to real estate owned (REO)	(2,300,000)
Provision for loan losses	—
Real estate loans receivable – December 31, 2009	$600,000

Mesquite Venture I, LLC

On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, a real estate loan for an amount of $600,000. The borrower was Mesquite Venture I, LLC. All attorney and closing costs were paid by the borrower. The loan is a second position lien behind a $3,681,000 first position lien. The term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. This loan is also secured by personal guarantees from four separate individuals. On September 30, 2008, the Company recorded this real estate loan as a note receivable with $63,000 of prepaid interest netted against the note balance. The Company recognized interest income related to this note of $42,000 for the six months ended June 30, 2009 and $21,000 for the year ended December 31, 2008. As of December 31, 2009 and 2008, the note receivable balance net of the unamortized interest was $600,000 and $558,000, respectively.

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of December 31, 2009 was $33,000.

On or about June 30, 2009, the Company, through SPT Real Estate Finance, LLC, agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010, which will be applied against accrued and unpaid interest. Interest will accrue on the outstanding principal balance at an annual rate of 14% and all accrued and unpaid interest and principal will be due and payable in full at the new maturity date of May 15, 2010.

On or about October 12, 2009, the Company was informed that on September 28, 2009 a Notice of Default and Election to Sell Under Deed of Trust (“NOD”) was recorded on behalf of East West Bank, as

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3. NOTE RECEIVABLE  – (continued)

beneficiary (“East West Bank”), with respect to a senior deed of trust securing certain obligations of Mesquite Venture I, LLC to East West Bank, including without limitation indebtedness under a promissory note in the initial principal amount of $3,681,000 (the “Senior Loan”). The NOD was filed due to Mesquite Venture I, LLC’s failure to pay the August 1, 2009 installment of principal and interest and all subsequent installments of principal and interest under the Senior Loan.

A default on the Company’s secured note was triggered when Mesquite Venture I, LLC failed to make its $10,000 loan extension fee payment due on October 1, 2009. Mesquite Venture I, LLC subsequently failed to make its $10,000 loan extension fee payment due on January 1, 2010.

On December 24, 2009, PLQ Mesquite Investors, LLC, an entity controlled by one of the original guarantors of the aforementioned Senior Loan, entered into a Mortgage Loan Sale Agreement whereby the holder of the Senior Loan, East West Bank, agreed to sell to PLQ Mesquite Investors, LLC, the $3,681,000 mortgage note together with all of East West Bank’s interest in and to any of Mesquite Venture I, LLC’s property held by East West Bank, all collateral and any guarantees obtained in connection with the $3,681,000 note. The purchase price paid by PLQ Mesquite Investors, LLC to East West Bank was $1,800,000.

On December 30, 2009, East West Bank officially assigned to PLQ Mesquite Investors, LLC, the beneficial interest under the Deed of Trust, Security Agreement, Assignment of Rents & Fixture Filing dated as of June 26, 2006, made by Mesquite Venture I, LLC as trustor, for the benefit of East West Bank, as beneficiary and recorded June 26, 2006. Mesquite Venture I, LLC cured its first lien position default upon the purchase by PLQ Mesquite Investors, LLC, of the $3,681,000 mortgage note from East West Bank as PLQ Mesquite Investors, LLC’s manager, was also a guarantor on the $3,681,000 mortgage note with East West Bank.

Mesquite Venture I, LLC and the Company’s Advisor agreed that if Mesquite Venture I, LLC paid (i) all past due payments required as outlined in the extension agreement, (ii) the April 1, 2010 payment of $10,000, and (iii) reimburses SPT Real Estate Finance $10,000 for attorney’s fees incurred due to Mesquite Venture I, LLC’s failure to make timely payments as outlined in the extension agreement, SPT Real Estate Finance would consider Mesquite Venture I, LLC reinstated and would not pursue the guarantees from Mesquite Venture I, LLC and would no longer demand payment in full on their secured note. The total amount due from Mesquite Venture I, LLC was $40,000.

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000.

For the year ended December 31, 2009, SPT Real Estate Finance, LLC recorded interest income and a corresponding accrued interest receivable of $42,345 on the secured real estate loan.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3. NOTE RECEIVABLE  – (continued)

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3. NOTE RECEIVABLE  – (continued)

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

Prior to Aware executing the Assignment Agreements, Aware had provided SPT Real Estate Finance, LLC with an appraisal completed for Vineyard dated June 18, 2008 concluding that the “as is” land value for the 117.24 acre property is $1,760,000. Aware also provided SPT Real Estate Finance, LLC with an appraisal completed for Vineyard dated June 9, 2008 concluding that the “as is” land value for the 6.11 acre property is $1,650,000. The total value for the two properties based on the aforementioned appraisals performed in June of 2008 was $3,410,000. Although the two appraisals were fifteen months old, the Company believed that the combined appraised value of $3,410,000 were a representative value for the two properties. The Company has subsequently obtained updated appraisals both dated in December 2009 that indicated an aggregate value for both the 117.24 and 6.11 acre properties of $3,000,000.

The compensation received by the Company’s affiliated advisor, the Advisor, and its affiliates in connection with this transaction was as follows: (i) an acquisition fee equal to 3% of the loan amount, or $69,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $3,833 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by Shopoff Advisors as of December 31, 2009, was $100,208.

For the year ended December 31, 2009, SPT Real Estate Finance, LLC recognized accrued interest receivable of $324,647, on the two Aware Notes. The Aware Notes of $1,886,000 and $414,000 and the related accrued interest receivable previously included in notes receivable are now included as investments in real estate in the accompanying consolidated balance sheets.

4. REAL ESTATE INVESTMENTS

Winchester Ranch (Pulte Home Project)

SPT-SWRC, LLC, an entity wholly owned by the Operating Partnership, was formed in October 2008 principally to acquire real estate properties in the area known as Southwest Riverside County California. Because SPT-SWRC, LLC is wholly owned by the Operating Partnership, the accounts of SPT-SWRC, LLC are consolidated in the Company’s consolidated financial statements.

On December 31, 2008, SPT-SWRC, LLC, closed on the acquisition of certain parcels of land (the “Pulte Home Project”) pursuant to a Purchase Agreement, dated December 23, 2008, with Pulte Home Corporation, a Michigan corporation (“Pulte Home”), an entity unaffiliated with the Company and its

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4. REAL ESTATE INVESTMENTS  – (continued)

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

In connection with this acquisition, the Company incurred acquisition costs of approximately $614,000, which includes $476,774 in reconveyance costs that were capitalized in the accompanying consolidated balance sheets as part of the purchase price. The compensation received by the Company’s affiliated advisor, the Advisor, and its affiliates upon consummation of this transaction was as follows: (i) an acquisition fee equal to 3% of the contract purchase price, or $60,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total contract price, or $3,333 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year.

In connection with the purchase, SPT-SWRC, LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing, or September 30, 2009, and it executed a deed of trust in the amount of $4,692,800 securing this obligation. The deed of trust also secures SPT-SWRC, LLC’s obligation to record Tract Map No. 30266-2 within 180 days of the closing (see Note 8). In addition, Pulte Home had the right of first refusal to repurchase the Pulte Home Project, subject to certain terms and conditions and the Company’s approval of such repurchase.

On February 27, 2009, SPT-SWRC, LLC entered into a purchase and sale agreement to sell the Pulte Home Project to Khalda Development, Inc. (“Khalda”), an entity unaffiliated with the Company and its affiliates. The contract sales price was $5,000,000 and the transaction closed escrow on March 20, 2009. The Company recognized a gain on sale related to this transaction of approximately $2,045,000. In connection with this purchase, Khalda assumed SPT-SWRC, LLC’s obligation to replace the existing subdivision improvement agreements and related bonds on or before September 30, 2009. Pulte Home waived its right of first refusal to repurchase the Pulte Home Project.

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

The Pulte Home Project is also the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4. REAL ESTATE INVESTMENTS  – (continued)

Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to, conduct the Improvements required in the Reconveyance Agreement. The arbitration process is at its inception and, although we believe the request for declaratory relief by the Claimants has no legal basis, and is premature since no actual dispute yet exists, we cannot predict the outcome of the arbitration proceedings at this time.

Wasson Canyon Project

SPT-Lake Elsinore Holding Co., LLC, an entity wholly owned by the Operating Partnership, was formed in March 2009 principally to acquire real estate properties in the Lake Elsinore area of Riverside County California. Because SPT-Lake Elsinore Holding Co., LLC is wholly owned by the Operating Partnership, the accounts of SPT-Lake Elsinore Holding Co., LLC are consolidated in the Company’s consolidated financial statements.

On April 17, 2009, SPT-Lake Elsinore Holding Co., LLC closed on the purchase of real property constituting sixty five (65) finished lots located in the City of Lake Elsinore, Riverside County, California, commonly known as Wasson Canyon (the “Wasson Canyon Project”), for the purchase price of $650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”), dated April 14, 2009, by and between the SPT-Lake Elsinore Holding Co., LLC, buyer and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company, as seller.

Pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type.

In addition, pursuant to the Purchase Agreement, MS Rialto Wasson Canyon CA, LLC has the right of first refusal to repurchase the Wasson Canyon Project from SPT-Lake Elsinore Holding Co., LLC. Under the terms of the right of first refusal agreement entered into in connection with this transaction, MS Rialto Wasson Canyon CA, LLC may exercise its right of first refusal by matching the terms and conditions of a bona fide offer received by SPT-Lake Elsinore Holding Co., LLC from a third party to purchase all or a portion of the Wasson Canyon Project.

Finally, pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC assumed the obligations of MS Rialto Wasson Canyon CA, LLC as a party to a profits participation agreement, dated June 28, 2005 (the “Profits Participation Agreement”), pursuant to which SPT-Lake Elsinore Holding Co., LLC is obligated to share 50% of project revenues, less project costs and certain other deductions, earned by it (calculated based on MS Rialto Wasson Canyon CA, LLC’s original basis) if the Wasson Canyon Project is resold in a bulk sale. The original parties to the Profits Participation Agreement were Wasson Canyon Holdings, LLC, as obligor, and Wasson Canyon Investments, L.P., as obligee. The obligee assigned its rights to Wasson Canyon Investments II, L.P., an entity whose general partner is an affiliate of the Company’s sponsor, The Shopoff Group. As a result of the decline in overall property values since 2005, as a practical

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4. REAL ESTATE INVESTMENTS  – (continued)

matter, the profits participation would only take effect in the event of a bulk sale of the Wasson Canyon Project in excess of $7,500,000, or approximately $115,385 per lot.

MS Rialto Wasson Canyon CA, LLC is not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $19,500, upon consummation of the transaction.

As of the year ended December 31, 2009, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $650,000, an additional $500,434 in capitalized project costs including the previously mentioned $19,500 acquisition fee.

On February 3, 2010, SPT-Lake Elsinore Holding Co., LLC sold the Wasson Canyon Project to D.R. Horton Los Angeles Holding Co., Inc, a California corporation, for $2,231,775. See Note 11 for additional information.

Underwood Project

On May 19, 2009, SPT Lake Elsinore Holding Co., LLC, closed on the purchase of real property constituting 543 single family residential lots, a 9.4 acre park and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the “Underwood Project.” The purchase price was $1,650,000. The purchase was made pursuant to a Purchase Agreement, dated May 13, 2009, by and between SPT-Lake Elsinore Holding Co., LLC as buyer and U.S. Bank National Association as seller.

U.S. Bank National Association is not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $49,500, upon consummation of the transaction.

As of the year ended December 31, 2009, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $109,811 in capitalized project costs including the previously mentioned $49,500 acquisition fee.

Desert Moon Estates Project

On July 31, 2009, SPT AZ Land Holdings, LLC, an entity wholly owned by the Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona. The purchase price was $3,000,000. The purchase was made pursuant to a Purchase Agreement, dated June 29, 2009, by and between the SPT AZ Land Holdings, LLC as buyer and AZPro Developments, Inc., an Arizona corporation as seller and AZPro Developments, Inc. executed a First Amendment to the Purchase Agreement modifying the terms of the original Purchase Agreement through the addition of a $2,000,000 Secured Promissory Note in favor of AZPro Developments, Inc. (the “Promissory Note”) (see Note 5) and deed of trust wherein AZPro Developments, Inc. will act as beneficiary and a concurrent reduction of cash required to close from $3,000,000 to $1,000,000.

AZpro Developments, Inc. is not affiliated with the Company or any of its affiliates.

The Company’s affiliate advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.

As of the year ended December 31, 2009, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $313,238 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county tax and CFD credits and accrued interest on the secured promissory note to AZPro Development, Inc.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4. REAL ESTATE INVESTMENTS  – (continued)

Springbrook Properties

On September 24, 2009, SPT-Lake Elsinore Holding Co., LLC, was deeded real property with an existing basis of $2,624,647, from SPT Real Estate Finance, LLC, which was previously collateral on two separate secured real estate loans originated by SPT Real Estate Finance, LLC as discussed in Note 3. The real property received was comprised of approximately 118 acres of vacant and unentitled land, and approximately 6.11 acres of vacant and unentitled land, both located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California. Prior to September 24, 2009, SPT Real Estate Finance, LLC had entered into two separate Settlement Agreements with Springbrook which agreed to execute and deliver to SPT Real Estate Finance, LLC grant deeds to the underlying real estate collateral for the Vineyard Loans in consideration for the discharge by SPT Real Estate Finance, LLC of all Springbrook’s obligations under the Vineyard Loans.

The Company’s affiliate advisor, Shopoff Advisors, L.P., did not receive an acquisition fee upon consummation of the transaction.

As of the year ended December 31, 2009, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $183,909 in capitalized project costs comprised primarily of county tax payments.

Tuscany Valley Properties

On November 5, 2009, SPT-Lake Elsinore Holding Co., LLC, closed on the purchase of real property, commonly known as “Tuscany Valley,” consisting of (a) 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California, and (b) 400 acres of unentitled and unimproved land located in the City of Chino Hills, California. The purchase price was $9,600,000.

The purchase was made pursuant to a purchase and sale agreement and joint escrow instructions, dated September 30, 2008 (the “Tuscany Valley Purchase Agreement”), by and between the Company’s Advisor and TSG Little Valley L. P., a California limited partnership, whereby TSG Little Valley L.P. agreed to sell and the Company’s Advisor agreed to buy, 163 entitled but unimproved residential lots located in the City of Lake Elsinore, California. The contract purchase price was $4,890,000.

The Tuscany Valley Purchase Agreement was subsequently amended by various agreements to postpone the closing date.

On September 3, 2009, the Advisor executed an assignment of purchase and sale agreement whereby the Advisor assigned all of its rights, title and interest in the Tuscany Valley Purchase Agreement to SPT-Lake Elsinore Holding Co., LLC.

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

On October 15, 2009, SPT-Lake Elsinore Holding Co., LLC entered into a second amendment to purchase and sale agreement and joint escrow instructions with TSG Little Valley L.P. to provide that $2,900,000 of the purchase price would be paid by SPT-Lake Elsinore Holding Co., LLC’s execution and delivery into escrow of (a) an all-inclusive purchase money note secured by deed of trust (“Promissory

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4. REAL ESTATE INVESTMENTS  – (continued)

Note”) in favor of TSG Little Valley L. P, as payee therein, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by SPT-Lake Elsinore Holding Co., LLC in favor of TSG Little Valley L. P , as beneficiary therein, securing the foregoing all-inclusive purchase money note (See Note 5).

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 47,800 shares as of December 31, 2009, which represents approximately 2.50% of our total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.

TSG Little Valley L. P. is a shareholder of the Company with ownership of 380,500 shares as of December 31, 2009, which represents approximately 19.90% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.

The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

As of the year ended December 31, 2009, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $9,600,000, an additional $402,108 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county tax, and accrued interest on the secured promissory note to TSG Little Valley, L.P.

5. NOTES PAYABLE SECURED BY REAL ESTATE INVESTMENT

Desert Moon Estates Note Payable

As discussed in Note 4 and in connection with the closing of Desert Moon Estates, SPT AZ Land Holdings, LLC executed a $2,000,000 promissory note and deed of trust in favor of AZPro Developments, Inc.

Interest on the Promissory Note will accrue on the principal outstanding from the date of the Promissory Note at a rate of six percent (6.00%) per annum. Payments of interest only will be made quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the original maturity date of this note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on this note was to be due and payable in full. The note is secured by a Deed of Trust with Assignment of Rents which encumbers the Desert Moon Estates Property. SPT AZ Land Holdings, LLC may prepay in whole or in part the principal amount outstanding under this note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to AZPro Developments, Inc., without penalty or premium.

On March 11, 2010, SPT AZ Land Holdings, LLC, executed an extension on this note with AZPro Development Inc. See Note 11 for additional information.

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

For the year ended December 31, 2009, SPT AZ Land Holdings, LLC recognized interest expense of $50,630 on the outstanding note balance and made interest payments totaling $30,575 to AZPro Developments, Inc.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

5. NOTES PAYABLE SECURED BY REAL ESTATE INVESTMENT  – (continued)

Tuscany Valley Properties Note Payable

As discussed in Note 4 and in connection with the closing of Tuscany Valley Properties, SPT-Lake Elsinore Holding Co. LLC executed a $2,900,000 all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P.

The note bears interest at a rate of twelve percent per annum, and has a maturity date in twelve months at which time all accrued and unpaid interest and principal is due in full. No payments are due during the term of the note. The note with its loan balance of $2,900,000 includes the unpaid balance of that certain other promissory note having a loan date of April 3, 2006, in the original principal amount of $2,000,000, payable by Seller to 1st Centennial Bank (the “Included Note”). The Included Note is secured by a deed of trust dated April 3, 2006 and recorded on April 10, 2006 in the Official Records of Riverside County, California as Instrument No. 2005-0254320. The outstanding principal balance on the Included Note as of November 3, 2009 was approximately $1,750,000. The current payee under the Included Note is Multibank 2009-1 CRE Venture, LLC.

On March 5, 2010 our affiliate SPT-Lake Elsinore Holding Co., LLC, executed an extension on this note with TSG Little Valley, L.P. See Note 11 for additional information.

Should TSG Little Valley, L.P. fail to pay any installments when due upon the Included Note, Buyer may make such payments directly to payee of the Included Note, and the amount shall be credited to the next following installment or installments due under the note. If Buyer fails to make any payment when required under the note, TSG Little Valley, L.P. has the option to immediately declare all sums due and owing under the note.

For the year ended December 31, 2009, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $52,438, on the outstanding all-inclusive note.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable for the years ending on December 31 approximated the following:

2010	$1,000,000
2011	3,900,000
2012	—
2013	—
2014	—
Thereafter	—
$4,900,000

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

As of December 31, 2009, the Company had sold and accepted 1,856,000 shares of its common stock for $17,632,000 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

6. STOCKHOLDERS’ EQUITY  – (continued)

vested restricted stock previously issued to certain officers and directors. As of December 31, 2009, the Company had sold $59,850 in stock subscriptions for 6,300 shares which had not yet been accepted by the Company. The stock was recorded as subscribed stock in the accompanying consolidated balance sheets. As of December 31, 2008, the Company had sold and accepted 1,836,200 shares of its common stock for $17,443,900 not including 21,100 shares issued to The Shopoff Group L.P.

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

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, 5,000 shares of restricted stock were subsequently reissued and 138,750 shares of restricted stock remained unvested and outstanding at December 31, 2009. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director.

For the year ended December 31, 2009, the Company recognized compensation expense of $446,302 comprised of $332,500 for the vesting of restricted stock grants and $113,802 in accrued compensation expenses for unvested restricted stock grants. The vested restricted stock grants were recorded as credit of $350 to common stock for the par value of the vested restricted stock grants and $332,150 to additional paid-in capital in the accompanying consolidated balance sheets.

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

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is insufficient trading history in the Company’s

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

6. STOCKHOLDERS’ EQUITY  – (continued)

common stock to allow for a historically based assessment of volatility. Furthermore, the Company’s shares are not traded on an exchange. The expected volatility is therefore based on the historical volatility of publicly traded real estate investment trusts with investment models and dividend policies deemed comparable to those of the Company. In accordance with the guidance in the Accounting Standards Codification (“ASC”) topic 718-S99 (originally issued as the SEC’s Staff Accounting Bulletin No. 110) the expected term of options is the average of the vesting period and the expiration date. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is assumed to be zero. These factors could change in the future, affecting the determination of stock-based compensation expense for grants made in future periods. The Company used the following weighted-average assumptions in determining the fair value of its officer and director stock options granted in the year ended December 31, 2009:

Expected volatility	70%
Expected term	6.9 yrs
Risk-free interest rate	3.0%
Dividend yield	—%

The weighted-average grant date fair value of officers and non-officers’ directors options granted during the year ended December 31, 2009 was $6.44.

For the year ended December 31, 2009, the Company recognized compensation expense with respect to stock option grants of approximately $141,000, which was recorded to additional paid-in capital in the accompanying consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

The following is a summary of the changes in stock options outstanding during the twelve months ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2008	—	$—
Granted	78,000	9.50
Outstanding at December 31, 2009	78,000	9.50	9.7
Exercisable at December 31, 2009	16,400	$9.50	9.7

Based on the closing stock price of $9.50 at December 31, 2009, aggregate intrinsic value of options outstanding at December 31, 2009 was zero.

Options outstanding that have vested and are expected to vest as of December 31, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	16,400	$9.50	9.7
Expected to vest	61,600	9.50	9.7
Total	78,000	$9.50	9.7

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. We are allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor is required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceed 12.34% of the gross offering proceeds within 60 days of the close of the offering. As of December 31, 2009, we had reimbursed the Advisor approximately $455,000 in excess of the 12.34% limit.

As of December 31, 2009 and December 31, 2008, such costs and expenses approximated $5,111,000 and $4,624,000, respectively. Of the approximately $5,111,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs was netted against additional paid-in capital in the accompanying consolidated balance sheets.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of December 31, 2009, the offering had not yet been completed. As the offering had not yet been completed the Sponsor had made no determination whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

7. OTHER RELATED PARTY TRANSACTIONS  – (continued)

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

8. COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities is the Company’s broker-dealer for its ongoing public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of March 29, 2010, neither the Company nor Shopoff Securities has received communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

8. COMMITMENTS AND CONTINGENCIES  – (continued)

against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.”

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2009 and 2008.

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

Organizational and Offering Costs

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. The Company’s obligation for such costs and expenses will not exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008 and the year ended December 31, 2009, the Company reimbursed its Advisor and affiliated entities approximately $2,631,000. As of December 31, 2009, the Advisor and affiliated entities have incurred approximately $2,934,000 in excess of the 12.34% limitation on organizational and offering costs. The Company is not obligated to reimburse the Advisor or other affiliated entities any amount above 12.34% of gross offering proceeds.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

9. INCOME TAXES

The components of income tax expense consist of the following for the years ended December 31:

	2009	2008
Current
Federal	$15,818	—
State	122,668	—
Total income tax expense	$138,486	$—

At December 31, 2009 and 2008, the Company had federal net operating loss (“NOL”) carry-forwards of approximately $531,000 and $1,722,000, respectively, and state NOL carry-forward of $1,721,000 for both 2008 and 2009.

Utilization of the NOL carry-forwards may be subject to a substantial annual limitation due to an “ownership change” (as defined) that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards, and other tax attributes, that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company recorded a full valuation allowance against the losses carrying forward and any temporary differences and thus eliminating the tax benefit of the remaining loss carry-forward. In assessing the realizability of the net deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Because of the valuation allowance, the Company had no deferred tax expense/(benefit).

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

9. INCOME TAXES  – (continued)

The reported income tax expense for the years ended December 31, 2009 and 2008 differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2009	2008
Computed tax expense	$213,666	$–
Nondeductible items	215,777	–
Current and deferred state taxes, net of federal benefit	80,960	–
Change in valuation allowance	(371,917)	–
Total income tax expense	$138,486	$–

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

The Company’s Post Effective Amendment No. 5 has since been updated three times with Supplement No. 1 dated October 1, 2009 Supplement No. 2 dated December 22, 2009 and Supplement No. 3 dated March 5, 2010.

11. SUBSEQUENT EVENTS

Mesquite Venture I, LLC Note Receivable

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000, representing (i) the past due loan fee payments of $10,000 each due on October 1, 2009 and January 1, 2010, (ii) the April 1, 2010 payment of $10,000, and (iii) $10,000 for attorney’s fees incurred by SPT Real Estate Finance due to non-payment on behalf of Mesquite Venture I, LLC. Mesquite Venture I, LLC was then deemed reinstated by SPT Real Estate Finance.

Sale of Real Estate Property

On December 8, 2009, an affiliate of the Company, SPT-Lake Elsinore Holding Co., LLC, executed a Purchase and Sale and Escrow Agreement for the sale of the Wasson Canyon Project, purchased on April 17, 2009 from MS Rialto Wasson Canyon CA, LLC, to D. R. Horton Los Angeles Holding Company Inc., a California corporation. The contract price was $2,750,000.

On January 20, 2010, seller and buyer entered into a certain First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions (the “First Amendment”). Pursuant to the First Amendment, if the City of Lake Elsinore, the County of Riverside, or other governmental agency reduces the actual fee amounts payable by buyer to less than the expected fee amounts as detailed in Exhibit A of the First Amendment, then buyer will pay seller an amount for each lot equal to the difference between the actual fee amounts payable by buyer and the expected fee amounts for such lot.

On February 3, 2010, in addition to a sales price reduction from $2,750,000 to $2,231,775, buyer and seller executed a participation agreement in which buyer agrees to pay to seller, fifty percent (50%) of any gross profit that exceeds a twenty four percent (24%) gross profit margin on the sale of units to be developed on the lots purchased by the buyer.

Pursuant to the Sale Agreement, the buyer did not assume the seller’s obligation to replace existing subdivision improvement agreements (the “SIA’s”) and related bonds (the “Bonds”) which the seller agreed to replace when seller originally purchased the property on April 17, 2009 from MS Rialto Wasson Canyon CA, LLC. The transaction closed February 3, 2010.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

11. SUBSEQUENT EVENTS  – (continued)

Extension of Notes Payable

On March 5, 2010, our affiliate SPT-Lake Elsinore Holding Co., LLC, executed an extension on an existing $2,900,000 secured promissory note with TSG Little Valley, L.P. A one year extension of the maturity date was granted to SPT-Lake Elsinore Holding Co., LLC by TSG Little Valley, L.P. in exchange for a principal pay down of at least $500,000 on or before the original maturity date of November 6, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010.

On March 11, 2010, our affiliate SPT AZ Land Holdings, LLC, executed an extension on an existing $2,000,000 secured promissory note with AZPro Development Inc. A one year extension of the maturity date was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $500,000 on or before the original maturity date of July 31, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010.

Other

Subsequent to December 31, 2009 and through March 29, 2009, we sold and accepted $76,950 of gross offering proceeds to purchase 8,100 shares of our common stock which includes $59,850 of subscribed stock (6,300 shares) included in the consolidated financial statements as of December 31, 2009.

Subsequent to December 31, 2009 and through March 29, 2010, organization and offering costs totaling approximately $34,985 were incurred by the Advisor and its affiliates on behalf of us.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ WILLIAM A. SHOPOFF William A. Shopoff	President, Chief Executive Officer and Chairman of the Board of Directors	March 29, 2010
/s/ KEVIN M. BRIDGES Kevin M. Bridges	Director, Principal Financial Officer	March 29, 2010
/s/ EDWARD FITZPATRICK Edward Fitzpatrick	Executive Vice President and Director	March 29, 2010
/s/ JEFFREY W. SHOPOFF Jeffrey W. Shopoff	Director	March 29, 2010
/s/ GLENN PATTERSON Glenn Patterson	Director	March 29, 2010
/s/ PATRICK MEYER Patrick Meyer	Director	March 29, 2010
/s/ STUART MCMANUS Stuart McManus	Director	March 29, 2010
/s/ MELANIE BARNES Melanie Barnes	Director	March 29, 2010
/s/ KERRY VANDELL Kerry Vandell	Director	March 29, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit
1.1	Broker-Dealer Agreement between Shopoff Properties Trust, Inc. and Shopoff Securities, Inc.
(filed as Exhibit 1.1 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Registration No. 333-139042) and incorporated herein by reference).
3.1	Charter of the Registrant (filed as Exhibit 3.1 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.2	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to Shopoff Properties Trust’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
3.3	Bylaws of the Registrant (filed as Exhibit 3.2 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 on June 22, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
3.5	Agreement of Limited Partnership of Shopoff Partners (filed as Exhibit 3.5 on June 6, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
3.6	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 on May 1, 2009 to Shopoff Properties Trust’s Post Effective Amendment No. 3 (Reg. No. 333-139042) and incorporated herein by reference).
4.1	Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 on March 30, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).
10.1	2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (Reg. No. 333-152782) on August 5, 2008 and incorporated herein by reference). +
10.2	Advisory Agreement between Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.2 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).
10.3	Amendment to Advisory Agreement, dated January 21, 2009, by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.4 on January 22, 2009 to Shopoff Properties Trust’s Post-Effective Amendment No. 2 (Reg. No. 333-139042) and incorporated herein by reference).
10.4	Subscription Escrow Agreement by and between Shopoff Properties Trust, Inc., and Wells Fargo Bank, N.A. (filed as Exhibit 10.3 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11 and incorporated herein by reference).
10.5	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 23, 2008 and amendments thereto (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.6	Assignment and Assumption Agreement by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 30, 2008 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit
10.7	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated September 30, 2008 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Form 10-Q filed on November 14, 2008 and incorporated herein by reference).
10.8	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated December 30, 2008 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).
10.9	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of
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
10.11	Promissory Note in the amount of $1,886,000, dated January 9, 2009 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.12	Promissory Note in the amount of $414,000, dated January 9, 2009 (filed as Exhibit 10.4 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).
10.13	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 13, 2009 (filed as Exhibit 10.4 to Post-Effective Amendment No. 2 (Registration No. 333-139042) on January 22, 2009 and incorporated herein by reference).
10.14	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 4, 2009 and incorporated herein by reference).
10.15	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Khalda Development, Inc., dated February 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 26, 2009 and incorporated herein by reference).
10.16	Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co. and MS Rialto Wasson Canyon CA, LLC, dated April 17, 2009 (filed as Exhibit 10.1 to Form 8-K on April 23, 2009 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co., LLC and U.S. Bank National Association, dated May 13, 2009 (filed as Exhibit 10.1 to Form 8-K on May 21, 2009 and incorporated herein by reference).
10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated June 29, 2009, by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc (filed as Exhibit 10.1 to Form 8-K on August 5, 2009 and incorporated herein by reference).
10.19	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc., dated July 28, 2009 (filed as Exhibit 10.2 to Form 8-K on August 5, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit
10.20	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.1 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.21	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.2 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.22	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.3 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.23	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.4 to Form 8-K on September 11, 2009 and incorporated herein by reference).
10.24	Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT-Lake Elsinore Holding Co., LLC dated September 3, 2009 (filed as Exhibit 10.2 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.25	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated September 3, 2009 (filed as Exhibit 10.3 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.26	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.4 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.27	Restated Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.5 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.28	All-Inclusive Purchase Money Note Secured By Deed Of Trust between SPT-Lake Elsinore Holding Co., LLC and TSG Little Valley, L.P. and dated November 6, 2009 (filed as Exhibit 10.6 to Form 8-K on November 12, 2009 and incorporated herein by reference).
10.29	Purchase and Sale Agreement and Joint Escrow Instructions between SPT-Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated December 8, 2009 (filed as Exhibit 10.1 to Form 8-K on February 9, 2010 and incorporated herein by reference).
10.30	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT-Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated January 20, 2010 (filed as Exhibit 10.2 to Form 8-K on February 9, 2010 and incorporated herein by reference).
10.31	Participation Agreement between SPT-Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated February 3, 2010 (filed as Exhibit 10.3 to Form 8-K on February 9, 2010 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensation plan.