Form 10-Q
period 2010-03-31
Shopoff Properties Trust, Inc.
filed 2010-05-17
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes ☐ No ☑

As of May 14, 2010, there were 1,939,900 shares of Shopoff Properties Trust, Inc. outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The March 31, 2010 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end were prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the March 31, 2010 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2009, included in the Company’s Form 10-K previously filed with the SEC on March 30, 2010.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Assets
Cash and cash equivalents	$240,411	$146,022
Restricted cash	442,692	189,953
Note and interest receivable	653,058	662,345
Real estate investments	18,138,334	19,034,147
Prepaid expenses and other assets	109,302	76,631
Property and equipment, net	90,261	100,211
Total Assets	$19,674,058	$20,209,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$412,491	$536,047
Due to related parties	24,285	16,700
Interest payable	32,573	72,493
Income taxes payable	11,986	42,986
Notes payable secured by real estate investment	3,908,416	4,900,000
Total Liabilities	4,389,751	5,568,226
Commitments and Contingencies
Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,934,600 and 1,912,100 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	19,346	19,121
Additional paid-in capital, net of offering costs	16,094,978	15,768,971
Subscribed stock, $0.01 par value, zero and 6,300 shares subscribed but not issued at March 31, 2010 and December 31, 2009, respectively	—	59,850
Accumulated deficit	(830,117)	(1,206,959)
Total Shopoff Properties Trust, Inc. stockholders equity	15,284,207	14,640,983
Non-controlling interest	100	100
Total stockholder’s equity	15,284,307	14,641,083
Total Liabilities and Stockholder’s Equity	$19,674,058	$20,209,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three months Ended March 31, 2010 and 2009
(Unaudited)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Revenues
Sale of real estate	$2,231,775	$5,000,000
Interest income, notes receivable	20,722	163,915
Interest income and other	—	14,904
	2,252,497	5,178,819

Expenses
Cost of sales of real estate	1,356,673	2,977,742
Stock based compensation	112,482	—
Professional fees	131,987	163,366
Insurance	50,434	55,802
General and administrative	127,043	54,639
Dues and subscriptions	29,621	—
Director compensation	44,875	38,879
Acquisition fees paid to advisor	—	69,000
Due diligence costs related to properties not acquired	22,540	106,669
	1,875,655	3,466,097
Net income before income taxes	376,842	1,712,722
Provision for income taxes	—	116,481
Net income available to common shareholders per common share	$376,842	$1,596,241
Basic	$0.20	$0.86
Diluted	$0.18	$0.79
Weighted-average number of common shares outstanding used in per share computations:
Basic	1,917,735	1,857,300
Diluted	2,134,485	2,026,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ended March 31, 2010 and 2009
(Unaudited)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Cash Flows From Operating Activities
Net income	$376,842	$1,596,241
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate investment	(875,102)	(2,022,258)
Depreciation expense	11,175	4,095
Stock based compensation expense	112,482	—
Changes in assets and liabilities:
Due to related parties	7,584	(118,504)
Accounts payable and accrued liabilities	(123,556)	72,415
Income taxes payable	(31,000)	116,481
Interest payable	(39,920)	—
Prepaid expenses and other assets	(32,672)	29,823
Net cash used in operating activities	(594,167)	(321,707)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,225)	—
Notes receivable, net	9,288	(2,463,915)
Real estate investments	(254,620)	—
Proceeds from sale of real estate investment, net	2,025,536	4,636,392
Real estate deposits	—	2,300,000
Net cash provided by investing activities	1,778,979	4,472,477
Cash Flows From Financing Activities
Repayment of notes payable secured by real estate investment	(991,584)	—
Offering costs paid to advisor	—	(177,965)
Stock subscriptions	(59,850)	58,900
Issuance of common stock to subscribers	213,750	—
Restricted cash	(252,739)	(58,937)
Net cash used in financing activities	(1,090,423)	(178,002)
Net change in cash	94,389	3,972,768
Cash, beginning of period	146,022	7,486,696
Cash, end of period	$240,411	$11,459,464
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,247	$—
Cash paid for income taxes	$31,000	$—

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

We believe there will be continued distress in the real estate market in the near term, although we feel that prices have found support in some of our target markets.  We have seen pricing increase substantially from the lows of the past year or two, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan has been to be in a position to capitalize on these opportunities for capital appreciation.

The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of March 31, 2010, the Company had accepted subscriptions for the sale of 1,878,500 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock issued to certain officers and directors. As of March 31, 2010, the Company had 121,500 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale. On August 27, 2009, the Company announced that it had extended the expiration date of its best-efforts initial public offering by one year, from August 29, 2009 until August 29, 2010 (or until the date the entire offering is sold).

The Company adopted December 31 as its fiscal year end.

As of March 31, 2010, the Company owned six properties (See Note 4 for additional information):

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

Through March 31, 2010, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC, was outstanding as of December 31, 2009 (See Note 3).

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

Liquidity Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of March 31, 2010, the Company had an accumulated deficit of $830,117 and also had negative cash flows from operations for the quarter ended March 31, 2010 and for the year ended December 31, 2009 of approximately $594,000 and $557,000, respectively. As further discussed in Note 4, in November 2009 the Company paid $9.6 million in a combination of cash and a seller financed purchase note as part of the consideration to purchase 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California, and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, which significantly reduced funds available for operations as of December 31, 2009. In addition and as of December 31, 2009, the Company had two notes payable totaling $4,900,000 maturing in 2010. These conditions raise concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following actions: Subsequent to December 31, 2009, management extended each of the two notes payable discussed above for one year in exchange for a principal pay down at the initial maturity dates of at least $500,000 for each note and an increase in the existing interest rate for each note of two percent. Management also believes that (i) there has been a recent shift in the investment attitude from potential shareholders from a capital preservation to a long-term capital appreciation mentality which will result in an increase in sales of Company common stock as compared to results for the twelve months ended December 31, 2009, (ii) sales of Company assets as an alternative funding source is viable as on February 3, 2010, the Company closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by the Company, and the Company is currently evaluating a third-party offer to purchase an existing Company asset at a purchase price that is 142% higher than the purchase price originally paid for by the Company, (iii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, however the Company is currently in discussions with a non-conventional lender who may refinance the existing secured promissory note originated by TSG Little Valley, L.P. If a new loan is approved by the aforementioned non-conventional lender, this refinance would pay off the remainder of the TSG Little Valley, L.P. loan and give the Company additional working capital to fund general operations; and  (iv) a recapitalization of the Company whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as at least one real estate private equity firm has expressed an interest in taking a partial ownership position with existing Company assets. As a result of the extension of the notes payable maturity dates in addition to (i), (ii), (iii), and (iv) above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 31, 2010, one of the two notes payable to TSG Little Valley, L.P. and AZPro Developments Inc., totaling $4,900,000, a $2,900,000 secured promissory note, has been partially paid down, as during the three months ended March 31, 2010 the Company made a $991,584 principal reduction on this secured promissory note, resulting in a current principal balance of $1,908,416.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of March 31, 2010, the results of operations for the three month periods ended March 31, 2010 and 2009, and cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s condensed consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s condensed consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of March 31, 2010 and December 31, 2009.

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of March 31, 2010, we did not have any Bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

As of March 31, 2010, the Company maintained marketable securities in a money market account, however the outstanding balance of this money market account as of March 31, 2010 was not in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

Long-Lived Assets

The Company’s policy requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the three month periods ended March 31, 2010 and 2009 and the year ended December 31, 2009.

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

As of March 31, 2010, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 35,000 of which were vested as of March 31, 2010 and 138,750 of which remain unvested as of March 31, 2010. However, such unvested shares were included in the calculation of EPS for the three months ended March 31, 2010 since their effect is dilutive.

As of March 31, 2010, the Company had 78,000 stock options that were granted to certain directors and officers, 16,400 of which were vested as of March 31, 2010 and 61,600 of which remain unvested as of March 31, 2010. The 78,000 stock options were included in the calculation of EPS for the three months ended March 31, 2010 since their effect is dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three months ended March 31, 2010 and 2009, respectively:

	Three months Ended March 31,
	2010	2009
	(Unaudited)
Numerator:
Net income	$376,842	$1,596,241

Denominator:
Weighted average outstanding shares of common stock	1,917,735	1,857,300
Effect of contingently issuable restricted stock	138,750	168,750
Effect of contingently issuable stock options	78,000	—
Weighted average number of common shares and potential common shares outstanding	2,134,485	2,026,050

Basic income per common share	$0.20	$0.86
Diluted income per common share	$0.18	$0.79

Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities

The Company’s financial instruments include cash, notes receivable, prepaid expenses, accounts payable and accrued liabilities and notes and interest payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of March 31, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

The Company’s policy also discusses determining fair value when the volume and level of activity for the asset or liability has significantly decreased, and identifying transactions that are not orderly. Company policy emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, Company policy requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s).

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at March 31, 2010 and December 31, 2009:

	As of March 31, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$42,200	$42,200	$42,200	$—	$—

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$45,996	$45,996	$45,996	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the three and twelve months ended March 31, 2010 and December 31, 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at March 31, 2010 and December 31, 2009, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

At December 31, 2009, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $531,000 and a state NOL carry-forward of approximately $1,721,000.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of March 31, 2010, the Company did not have any unrecognized tax benefits.

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

3. NOTE AND INTEREST RECEIVABLE

As of March 31, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in a real estate loan receivable as follows (dollars in thousands):
Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of March 31, 2010	Book Value as of December 31, 2009	Contractual Interest Rate	Annual Effective Interest Rate at March 31, 2010	Maturity Date as of March 31, 2010
Mesquite Venture I Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$600,000	$600,000	14.00%	14.00%	5/15/2010

Reserve for loan losses				—	—
				$600,000	$600,000

The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2010:

Real estate loans receivable — December 31, 2009	$600,000
Provision for loan losses	—
Real estate loans receivable — March 31, 2010	$600,000

On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, a real estate loan for an amount of $600,000. The borrower was Mesquite Venture I, LLC. All attorney and closing costs were paid by the borrower. The loan is a second position lien behind a $3,681,000 first position lien (the “Senior Loan”). The term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. This loan is also secured by personal guarantees from four separate individuals.

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of March 31, 2010 was $36,000.

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

On or about October 12, 2009, the Company was informed that on September 28, 2009 a Notice of Default and Election to Sell Under Deed of Trust (“NOD”) was recorded on behalf of East West Bank, as beneficiary (“East West Bank”), with respect to a senior deed of trust securing certain obligations of Mesquite Venture I, LLC to East West Bank, including without limitation indebtedness under the Senior Loan. The NOD was filed due to Mesquite Venture I, LLC’s failure to pay the August 1, 2009 installment of principal and interest and all subsequent installments of principal and interest under the Senior Loan.

A default on the Company’s secured note was triggered when Mesquite Venture I, LLC failed to make its $10,000 loan extension fee payment due on October 1, 2009. Mesquite Venture I, LLC subsequently failed to make its $10,000 loan extension fee payment due on January 1, 2010.

On December 24, 2009, PLQ Mesquite Investors, LLC, an entity controlled by one of the original guarantors of the Senior Loan, entered into a Mortgage Loan Sale Agreement whereby the holder of the Senior Loan, East West Bank, agreed to sell to PLQ Mesquite Investors, LLC, the $3,681,000 mortgage note together with all of East West Bank’s interest in and to any of Mesquite Venture I, LLC’s property held by East West Bank, all collateral and any guarantees obtained in connection with the $3,681,000 note. The purchase price paid by PLQ Mesquite Investors, LLC to East West Bank was $1,800,000.

On December 30, 2009, East West Bank officially assigned to PLQ Mesquite Investors, LLC, the Senior Loan. Mesquite Venture I, LLC cured its first lien position default upon the purchase by PLQ Mesquite Investors, LLC, of the Senior Loan as PLQ Mesquite Investors, LLC’s manager, was also a guarantor on the Senior Loan.

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

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000.

For the three months ending March 31, 2010, SPT Real Estate Finance, LLC recorded interest income and a corresponding accrued interest receivable of $20,712 on the secured real estate loan. The Company recognized interest income of $21,000 related to this note for the three months ended March 31, 2009.

SPT Real Estate Finance, LLC had an outstanding interest receivable of $53,058 as of March 31, 2010 and $42,345 as of December 31, 2009.

See Note 10 for additional information.

4. REAL ESTATE INVESTMENTS

Wasson Canyon Project

SPT-Lake Elsinore Holding Co., LLC, an entity wholly owned by the Operating Partnership, was formed in March 2009 principally to acquire properties in the Lake Elsinore area of Riverside County, California. Because SPT-Lake Elsinore Holding Co., LLC is wholly owned by the Operating Partnership, the accounts of SPT-Lake Elsinore Holding Co., LLC are consolidated in the Company’s consolidated financial statements.

On April 17, 2009, SPT-Lake Elsinore Holding Co., LLC closed on the purchase of real property constituting sixty five (65) finished lots located in the City of Lake Elsinore, Riverside County, California, for the purchase price of $650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”), dated April 14, 2009, by and between the SPT-Lake Elsinore Holding Co., LLC, buyer and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company, as seller.

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

Finally, pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC assumed the obligations of MS Rialto Wasson Canyon CA, LLC as a party to a profits participation agreement, dated June 28, 2005 (the “Profits Participation Agreement”), pursuant to which SPT-Lake Elsinore Holding Co., LLC is obligated to share 50% of project revenues, less project costs and certain other deductions, earned by it (calculated based on MS Rialto Wasson Canyon CA, LLC’s original basis) if the Wasson Canyon Project is resold in a bulk sale. The original parties to the Profits Participation Agreement were Wasson Canyon Holdings, LLC, as obligor, and Wasson Canyon Investments, L.P., as obligee. The obligee assigned its rights to Wasson Canyon Investments II, L.P., an entity whose general partner is an affiliate of the Company’s sponsor, The Shopoff Group. As a result of the decline in overall property values since 2005, as a practical matter, the profits participation would only take effect in the event of a bulk sale of the Wasson Canyon Project in excess of $7,500,000, or approximately $115,385 per lot. Prior to the sale of the Wasson Canyon project by SPT-Lake Elsinore Holding Co., LLC to D.R. Horton Los Angeles Holding Company Inc., on February 3, 2010, as discussed further below, SPT-Lake Elsinore Holding Co., LLC negotiated a termination of the profits participation agreement.

MS Rialto Wasson Canyon CA, LLC is not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $19,500, upon consummation of the transaction.

On February 3, 2010, SPT-Lake Elsinore Holding Co., LLC, as seller, sold to D. R. Horton Los Angeles Holding Company Inc., a California corporation, as buyer, sixty five (65) residential lots and six (6) lettered lots in recorded Tract No. 31792 known as Wasson Canyon (the “Wasson Canyon Project”), located in the City of Lake Elsinore, County of Riverside, California. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated December 8, 2009 (the “Sale Agreement”), as amended. The sales price was $2,231,775 in cash.

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

Pursuant to the Sale Agreement, the buyer did not assume the seller’s obligation to replace existing subdivision improvement agreements (the “SIA's”) and related bonds,  which the Seller agreed to replace when Seller originally purchased the property on April 17, 2009 from MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company.

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

The Company’s affiliated advisor, Shopoff Advisors, L.P., received a disposition fee equal to 3% of the contract purchase price, or $66,953, upon consummation of the transaction.

The Company used the net proceeds from the sale for payment of outstanding liabilities of the Company, a partial pay down on an existing promissory note, and other general corporate purposes.

As of the three months ended March 31, 2010, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $650,000, an additional $706,673 in capitalized project costs including the previously mentioned $19,500 acquisition fee and $66,953 disposition fee resulting in a gain on the sale of this asset of approximately $875,000.

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

As of the three months ended March 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $28,938 in asset management fees since the consummation of the transaction.

As of the three months ended March 31, 2010, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $100,819 in capitalized project costs including the previously mentioned $49,500 acquisition fee.

Desert Moon Estates Project

On July 31, 2009, SPT AZ Land Holdings, LLC, an entity wholly owned by the Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona. The purchase price was $3,000,000. The purchase was made pursuant to a Purchase Agreement, dated June 29, 2009, by and between SPT AZ Land Holdings, LLC as buyer and AZPro Developments, Inc., an Arizona corporation as seller. Thereafter, SPT AZ Land Holdings, LLC and AZPro Developments, Inc. executed a First Amendment to the Purchase Agreement modifying the terms of the original Purchase Agreement through the addition of a $2,000,000 Secured Promissory Note in favor of AZPro Developments, Inc. (the “Promissory Note”) (see Note 5) and deed of trust wherein AZPro Developments, Inc. will act as beneficiary reducing the cash required to close from $3,000,000 to $1,000,000.

AZPro Developments, Inc. is not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.

As of the three months ended March 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $42,023 in asset management fees since the consummation of the transaction.

As of the three months ended March 31, 2010, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $498,076 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county and CFD taxes and accrued interest on the secured promissory note to AZPro Development, Inc.

Springbrook Properties

On September 24, 2009, SPT-Lake Elsinore Holding Co., LLC, was deeded real property with an existing basis of $2,624,647, from SPT Real Estate Finance, LLC, which was previously collateral on two separate secured real estate loans originated by SPT Real Estate Finance, LLC. The real property received was comprised of approximately 118 acres of vacant and unentitled land, and approximately 6.11 acres of vacant and unentitled land, both located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California. Prior to September 24, 2009, SPT Real Estate Finance, LLC had entered into two separate Settlement Agreements with Springbrook Investments, L.P. (“Springbrook”), which agreed to execute and deliver to SPT Real Estate Finance, LLC, grant deeds to the underlying real estate collateral for two loans originally made by Vineyard Bank (the “Vineyard Loans”) that were acquired by SPT Real Estate Finance, LLC, in consideration for the discharge by SPT Real Estate Finance, LLC of all Springbrook’s obligations under the Vineyard Loans. SPT Real Estate Finance, LLC took title to the underlying real estate collateral on September 4, 2009.

The Company’s affiliate advisor, Shopoff Advisors, L.P., did not receive an acquisition fee upon consummation of the transaction.

As of the three months ended March 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $27,793 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

As of the three months ended March 31, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $130,626 in capitalized project costs comprised primarily of county tax payments.

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

The purchase was made pursuant to a purchase and sale agreement and joint escrow instructions, dated September 30, 2008 (the “Tuscany Valley Purchase Agreement”), by and between the Company’s Advisor and TSG Little Valley L. P., a California limited partnership (“Seller”), whereby TSG Little Valley L.P. agreed to sell and the Company’s Advisor agreed to buy, 163 entitled but unimproved residential lots located in the City of Lake Elsinore, California. The contract purchase price was $4,890,000.

The Tuscany Valley Purchase Agreement was subsequently amended by various agreements to postpone the closing date.

On September 3, 2009, the Advisor executed an assignment of purchase and sale agreement whereby the Advisor assigned all of its rights, title and interest in the Tuscany Valley Purchase Agreement to SPT-Lake Elsinore Holding Co., LLC.

Also on September 3, 2009, SPT-Lake Elsinore Holding Co., LLC entered into a first amendment to purchase and sale agreement and joint escrow instructions with Seller, which amended the Tuscany Valley Purchase Agreement as follows: (a) SPT-Lake Elsinore Holding Co., LLC agreed to purchase additional property from Seller consisting of 356 entitled but unimproved, residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, (b) the purchase price was increased to $9,600,000 from $4,890,000, (c) the nonrefundable deposit requirement was increased to $2,000,000 from $1,000,000, and (d) the escrow closing date was amended to on or before November 30, 2009.

On October 15, 2009, SPT-Lake Elsinore Holding Co., LLC entered into a second amendment to purchase and sale agreement and joint escrow instructions with TSG Little Valley L.P. to provide that $2,900,000 of the purchase price would be paid by SPT-Lake Elsinore Holding Co., LLC’s execution and delivery into escrow of (a) an all-inclusive purchase money note secured by deed of trust (“Promissory  Note”) in favor of TSG Little Valley L. P, as payee therein, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by SPT-Lake Elsinore Holding Co., LLC in favor of TSG Little Valley L. P , as beneficiary therein, securing the foregoing all-inclusive purchase money note (See Note 5).

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 11,000 shares as of March 31, 2010, which represents approximately 0.57% of our total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.

TSG Little Valley L. P. is a shareholder of the Company with ownership of 41,200 shares as of March 31, 2010, which represents approximately 2.13% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.

The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

As of the three months ended March 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $66,715 in asset management fees since the consummation of the transaction.

As of the three months ended March 31, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $9,600,000, an additional $534,166 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county taxes, appraisal expenses, and accrued interest on the secured promissory note to TSG Little Valley, L.P.

5. NOTE PAYABLE SECURED BY REAL ESTATE INVESTMENT

Desert Moon Estates Note Payable

As discussed in Note 4 and in connection with the closing of Desert Moon Estates, SPT AZ Land Holdings, LLC executed a $2,000,000 promissory note and deed of trust in favor of AZPro Developments, Inc.

Interest on the Promissory Note accrues on the principal outstanding from the date of the promissory note at a rate of six percent (6.00%) per annum. Payments of interest only are due quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the original maturity date of this note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on this note was to be due and payable in full. The note is secured by a Deed of Trust with Assignment of Rents which encumbers the Desert Moon Estates Property. SPT AZ Land Holdings, LLC may prepay in whole or in part the principal amount outstanding under this note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to AZPro Developments, Inc., without penalty or premium.

On March 11, 2010, our affiliate SPT AZ Land Holdings, LLC, executed an extension on the existing $2,000,000 secured promissory note with AZPro Development Inc. A one year extension of the maturity date was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $500,000 on or before the original maturity date of July 31, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010. In addition to the principal pay down of $500,000 on or before the original maturity date of July 31, 2010, SPT AZ Land Holdings, LLC agreed to pay current, all project taxes including any special assessments.

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

For the three months ended March 31, 2010, SPT AZ Land Holdings, LLC recognized interest expense of $29,589 on the outstanding note balance and made interest payments totaling $30,247 to AZPro Developments, Inc.

Tuscany Valley Properties Note Payable

As discussed in Note 4 and in connection with the closing of Tuscany Valley Properties, SPT-Lake Elsinore Holding Co. LLC executed a $2,900,000 all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P.

The note bears interest at a rate of twelve percent per annum, and has an initial maturity date in twelve months at which time all accrued and unpaid interest and principal is due in full. No payments are due during the term of the note. The note with its loan balance of $2,900,000 includes the unpaid balance of that certain other promissory note having a loan date of April 3, 2006, in the original principal amount of $2,000,000, payable by TSG Little Valley, L.P to 1st Centennial Bank (the “Included Note”). The Included Note is secured by a deed of trust dated April 3, 2006 and recorded on April 10, 2006 in the Official Records of Riverside County, California as Instrument No. 2005-0254320. The outstanding principal balance on the Included Note as of November 3, 2009 was approximately $1,750,000. The current payee under the Included Note is Multibank 2009-1 CRE Venture, LLC.

On March 5, 2010, our affiliate SPT-Lake Elsinore Holding Co., LLC, executed an extension on the existing $2,900,000 secured promissory note with TSG Little Valley, L.P. A one year extension of the maturity date was granted to SPT-Lake Elsinore Holding Co., LLC by TSG Little Valley, L.P. in exchange for a principal pay down of at least $500,000 on or before the original maturity date of November 6, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010. As of March 31, 2010, a principal pay down of $991,584 had been made on the TSG Little Valley, L.P. promissory note.

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

For the three months ended March 31, 2009, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $74,153, on the outstanding all-inclusive note and made principal and interest payments totaling $1,105,000 to TSG Little Valley, L.P. Of the principal and interest payments totaling $1,105,000 paid to TSG Little Valley, L.P., $991,584 comprised principal payments and $113,416 comprised interest payments.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of March 31, 2010 for the years ending on December 31 approximated the following:

2010	$500,000
2011	3,408,416
2012	—
2013	—
2014	—
Thereafter	—
$3,908,416

6. STOCKHOLDERS’ EQUITY

Common Stock

The Company commenced a best-efforts initial public offering of 2,000,000 shares of its common stock at an offering price of $9.50 per share. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold or the offering terminates on August 29, 2010.

On November 27, 2006, The Shopoff Group L.P., the Company’s sponsor, purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.

As of March 31, 2010, the Company had sold and accepted 1,878,500 shares of its common stock for $17,845,750 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock previously issued to certain officers and directors. As of December 31, 2009, the Company had sold and accepted 1,856,000 shares of its common stock for $17,632,000 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock previously issued to certain officers and directors.

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

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, and 5,000 shares of restricted stock were subsequently reissued. As of March 31, 2010, 138,750 shares of restricted stock remained unvested and outstanding. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director.

The 35,000 vested restricted stock grants were recorded as credit of $350 to common stock for the par value of the vested restricted stock grants and $332,150 to additional paid-in capital in the accompanying consolidated balance sheets.

For the three months ended March 31, 2010, the Company recognized compensation expense of $86,094 comprised of accrued compensation expenses for restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $86,094 ends August 29, 2010.

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

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is insufficient trading history in the Company’s common stock to allow for a historically based assessment of volatility. Furthermore, the Company’s shares are not traded on an exchange. The expected volatility is therefore based on the historical volatility of publicly traded real estate investment trusts with investment models and dividend policies deemed comparable to those of the Company. In accordance with the guidance in the Accounting Standards Codification (“ASC”) topic 718-S99 (originally issued as the SEC’s Staff Accounting Bulletin No. 110) the expected term of options is the average of the vesting period and the expiration date. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The Company does not expect to pay dividends in the foreseeable future, thus the dividend yield is assumed to be zero. These factors could change in the future, affecting the determination of stock-based compensation expense for grants made in future periods. The Company used the following weighted-average assumptions in determining the fair value of its officer and director stock options granted during the year ended December 31, 2009:

Expected volatility	70%
Expected term	6.9 yrs
Risk-free interest rate	3.0%
Dividend yield	—%

The weighted-average grant date fair value of officers and non-officer directors’ options granted during the year ended December 31, 2009 was $6.44.

For the three months ended March 31, 2010, the Company recognized compensation expense with respect to stock option grants of approximately $26,388, which was recorded to additional paid-in capital in the accompanying consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

The following is a summary of the changes in stock options outstanding during the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	78,000	$9.50	9.7
Granted	-	-	-
Outstanding at March 31, 2010	78,000	9.50	9.4
Exercisable at March 31, 2010	16,400	$9.50	9.4

Based on the closing stock price of $9.50 at March 31, 2010, aggregate intrinsic value of options outstanding at March 31, 2010 was zero.

Options outstanding that have vested and are expected to vest as of March 31, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	16,400	$9.50	9.4
Expected to vest	61,600	9.50	9.4
Total	78,000	$9.50	9.4

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. We are allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor is required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceed 12.34% of the gross offering proceeds within 60 days of the close of the offering. As of March 31, 2010, we had reimbursed the Advisor approximately $428,000 in excess of the 12.34% limit.

As of March 31, 2010 and December 31, 2009, such costs and expenses approximated $5,159,000 and $5,111,000, respectively. Of the approximately $5,159,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs was netted against additional paid-in capital in the accompanying consolidated balance sheets.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of March 31, 2010, the offering had not yet been completed. As the offering had not yet been completed the Sponsor had made no determination whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

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

8 COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities is the Company’s broker-dealer for its ongoing public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of May 14, 2010, neither the Company nor Shopoff Securities has received communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.

Winchester Ranch (Pulte Home Project)

On December 31, 2008, SPT-SWRC, LLC, closed on the acquisition of certain parcels of land (the “Pulte Home Project”) pursuant to a Purchase Agreement, dated December 23, 2008, with Pulte Home Corporation, a Michigan corporation (“Pulte Home”), an entity unaffiliated with the Company and its affiliates. The purchase price of the Pulte Home Project was $2,000,000. On February 27, 2009, SPT-SWRC, LLC entered into a purchase and sale agreement to sell the Pulte Home Project to Khalda Development, Inc. (“Khalda”), an entity unaffiliated with the Company and its affiliates. The contract sales price was $5,000,000 and the transaction closed escrow on March 20, 2009. The Company recognized a gain on sale of the Pulte Home Project of approximately $2,045,000.

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

The Pulte Home Project is also the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to, conduct the Improvements required in the Reconveyance Agreement. The arbitration process is on going and, although we believe the request for declaratory relief by the Claimants has no legal basis, and is premature since no actual dispute yet exists, we cannot predict the outcome of the arbitration proceedings at this time.

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2010 and December 31, 2009.

Legal Matters

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC is the subject of a Notice of Default filing and binding arbitration proceeding as described above under “Winchester Ranch (Pulte Home Project)”. The Company believes the Notice of Default and binding arbitration proceeding will have no material adverse effect on its results of operations or financial condition.

Organizational and Offering Costs

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. The Company’s obligation for such costs and expenses will not exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008, 2009 and the three months ended March 31, 2010, the Company reimbursed its Advisor and affiliated entities approximately $2,631,000. As of March 31, 2010, the Advisor and affiliated entities have incurred approximately $2,956,000 in excess of the 12.34% limitation on organizational and offering costs. The Company is not obligated to reimburse the Advisor or other affiliated entities any amount above 12.34% of gross offering proceeds.

Specific Performance

When SPT-SWRC, LLC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC, LLC agreed as a condition of ownership to assume responsibility of a specific performance requirement as detailed in the Reconveyance Agreement, an assignment of which was an exhibit in the original Purchase Agreement. The requirement obligates SPT-SWRC, LLC to complete specific development requirements on adjacent parcels of land not owned by SPT-SWRC, LLC. Currently the primary obligor of this specific development requirement is Khalda, through its purchase of said property from SPT-SWRC, LLC on March 20, 2009 and subsequent assumption of the Reconveyance Agreement. If Khalda Development Inc. fails to perform its obligations under the assumed Reconveyance Agreement, then the obligee could look to SPT-SWRC, LLC as a remedy.

The monetary exposure under these obligations, if any, to SPT-SWRC, LLC cannot be determined at this time.

9. REGISTRATION STATEMENT

The Company filed Post Effective Amendment No. 6 to our registration statement on Form S-11 for the Company’s ongoing initial public offering with the SEC on April 29, 2010. On May 3, 2010 the SEC declared our Post Effective Amendment No. 6 to our registration statement on Form S-11 for our on-going initial public offering effective. Our offering period ends August 29, 2010.

10. SUBSEQUENT EVENTS

Mesquite Loan

Management has been in discussions with Mesquite Venture I, LLC regarding the pending maturity of its $600,000 promissory note with SPT Real Estate Finance and believes that Mesquite Venture I, LLC will pay the entire outstanding principal balance and all accrued and unpaid interest on or before May 31, 2010.

Other

Subsequent to March 31, 2010 and through May 14, 2010, we sold and accepted $50,350 of gross offering proceeds to purchase 5,300 shares of our common stock.

Subsequent to March 31, 2010, additional organization and offering costs totaling approximately $24,000 were incurred by the Advisor and its affiliates on behalf of the Company.

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

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our on-going initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. As of March 31, 2010, we had sold 1,878,500 shares of common stock for $17,845,750, excluding shares purchased by the Sponsor. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold or the offering terminates on August 29, 2010.

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

The SEC declared our Post-Effective Amendment No. 4 to our registration statement on Form S-11 for our on-going initial public offering effective on May 27, 2009.

We filed a Post-Effective Amendment No. 5 to our registration statement on August 17, 2009. The SEC declared our Post-Effective Amendment No. 5 to our registration statement on Form S-11 for our on-going initial public offering effective on August 24, 2009.

We filed a Post-Effective Amendment No. 6 to our registration statement on April 29, 2010. The SEC declared our Post-Effective Amendment No. 6 to our registration statement on Form S-11 for our on-going initial public offering effective on May 3, 2010.

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

We believe there will be continued distress in the real estate market in the near term, although we feel that prices have found support in some of our target markets.  We have seen pricing increase substantially from the lows of the past year or two, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan has been to be in a position to capitalize on these opportunities for capital appreciation.

Through March 31, 2010, we had purchased eight properties, two of which were subsequently sold, one on March 20, 2009 and one on February 3, 2010, and had originated three secured real estate loans, two of which were subsequently converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had no properties in escrow as of March 31, 2010. We have placed no additional properties in escrow since March 31, 2010.

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

Results of Operations

Although we have made several acquisitions without the use of capital from outside investment firms, we contemplate using capital from these outside investment firms in the coming years to grow the Company’s investment base. As such our results of operations as of the date of this report are not indicative of those expected in future periods.

Through March 31, 2010, we have acquired eight properties and sold two properties. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company has recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $875,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $871,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. As of March 31, 2010, we have made principal pay downs totaling $991,584 on the $2,900,000 seller note carry back.

Through March 31, 2010, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of March 31, 2010, from the $600,000 loan we have earned $126,058 in interest income, $63,058 of which is accrued interest receivable, $73,000 of which has been paid to us by the borrower, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $18,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of March 31, 2010, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we paid the Advisor asset management fees of $27,793.

Revenues for the three months ended March 31, 2010 approximated $2,252,500. These revenues consisted primarily of sales of real estate and  interest income on the note receivable.

Expenses for the three months ended March 31, 2010 approximated $1,875,700. These expenses consisted primarily of cost of sales of real estate, professional fees, stock based compensation, insurance, dues and subscriptions, director compensation, general and administrative expenses, and due diligence costs related to properties not acquired.

For the three months ended March  31, 2010, we had a net profit of approximately $376,800 due primarily to revenues from the sale of real estate and  interest income on notes receivable. These revenues were partially offset by cost of sales of real estate, stock based compensation, due diligence costs related to properties not acquired, and operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions and general and administrative expenses.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Total revenues.  Total revenues decreased by $2,926,322, or 56.5% to $2,252,497 for the three months ended March 31, 2010 compared to $5,178,819 for the three months ended March 31, 2009. The significant components of revenue are discussed below.

Sale of real estate.  This caption represents revenues earned from the disposition of real estate and real estate-related investments. We recorded sales of $2,231,775 for the three months ended March 31, 2010 compared to $5,000,000 for the three months ended March 31, 2009. For both the three months ended March 31, 2010 and 2009 the Company sold a real estate investment. These two real estate investments were not comparable other than both real estate investments were located in Riverside County, California and were residential in nature. The real estate investments sold were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the three months ended March 31, 2010 compared to 469 graded residential lots sold in the three months ended March 31, 2009) and were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the three months ended March 31, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the three months ended March 31, 2009). Due to these real estate investments differences in size, entitlement status, and location, significant variations in pricing between the two real estate investment sales is not unusual.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $143,193 or 87.4% to $20,722 for the three months ended March 31, 2010 compared to $163,915 for the three months ended March 31, 2009. The decrease was related to the Company having only one note receivable outstanding for the three months ended March 31, 2010 compared to three notes for the three months ended March 31, 2009 and therefore earning less interest on the outstanding notes receivable. Two real estate loans receivable, made by the Company in January 2009, in the aggregate amount of $2,300,000, were subsequently turned into real estate owned on September 4, 2009, when grant deeds to the underlying real estate collateral were executed in favor of  SPT Real Estate Finance, LLC in exchange for a release of all of the borrowers obligations under the notes.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $14,904, or 100.0% to $0 for the three months ended March 31, 2010 compared to $14,904 for the three months ended March 31, 2009. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.

Total expenses.  Total expenses decreased by $1,706,923, or 47.7% to $1,875,655 (including a provision for income taxes of $0), for the three months ended March 31, 2010 compared to $3,582,578 for the three months ended March 31, 2009. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $1,356,673 in cost of sale of real estate for the three months ended March 31, 2010 compared to $2,977,742 for the three months ended March 31, 2009. For both the three months ended March 31, 2010 and 2009, the Company sold a real estate investment. These two real estate investments were not comparable other than both real estate investments were located in Riverside County, California and were residential in composition. The real estate investments sold were purchased at different times, (April 2009 for the real estate investment sold in the three months ended March 31, 2010 and December 2008 for the real estate investment sold in the three months ended March 31, 2009), were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the three months ended March 31, 2010 compared to 469 graded residential lots sold in the three months ended March 31, 2009), were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the three months ended March 31, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the three months ended March 31, 2009), and incurred differing levels of asset management during ownership (the replacement of bonds and related expenses incurred in replacing the bonds for the project sold in the three months ended March 31, 2010 compared to reconveyance work and related expenses incurred for the project sold in the three months ended March 31, 2009). Due to these real estate investments differences in original purchase timing, size, entitlement status, location, and asset management, significant variations in basis between the two real estate investment sales is not unusual.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. We incurred $112,482 in stock based compensation for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009. The Company had not issued any stock options nor incurred any other share based compensation expense as of March 31, 2009.

Professional fees.  Professional fees decreased by $31,379, or 19.2% to $131,987 for the three months ended March 31, 2010 compared to $163,366 for the three months ended March 31, 2009. The decrease was primarily due to (i) the Company not originating any new real estate-related investments in 2010 compared to 2009 when the Company incurred legal expenses related to newly originated secured notes receivable, (ii) reimbursement by borrower in 2010 of legal expenses related to the default of an existing note receivable originated on September 30, 2008, (ii) less extensive Sarbanes Oxley independent third-party consultant expenses in 2010 as compared to 2009 due to the completion of managements process documentation in 2009, and (iii) the Company filing less 8-K’s in 2010 as compared to 2009 resulting in lower accounting and legal fees.

Insurance.  Insurance decreased by $5,368, or 9.6% to $50,434 for the three months ended March 31, 2010 compared to $55,802 for the three months ended March 31, 2009. The decrease was primarily due to (i) a reduction by the Company of its primary D&O coverage for the 2009-2010 policy period compared to the 2008-2009 policy period resulting in an overall decrease in the primary D&O premium, offset by (ii) an increase in the excess D&O coverage premium for the 2009-2010 policy period compared to the 2008-2009 policy period.

General and administrative.  General and administrative costs increased by $72,404, or 132.5% to $127,043 for the three months ended March 31, 2010 as compared to $54,639 for the three months ended March 31, 2009. The increase was primarily due to (i) higher depreciation expense incurred on a Company purchased enterprise resource planning system for 2010 which had not been fully implemented in 2009 and (ii) a higher level of asset management fees paid on real estate investments under management by Shopoff Advisor in 2010 as compared to 2009, offset by savings from (iii) a lower number of overall SEC filings during 2010 as compared to 2009 resulting in lower printing expenses, (iv) the Company changed printing companies in 2010 resulting in lower printing expenses as compared to the same services in 2009.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. We incurred $29,621 in dues and subscriptions for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009. The Company had entered into certain contractual arrangements with real estate or real estate-related organizations but those expenses were classified under due diligence on properties not acquired as the Company used those services specifically to aid the Advisor in the evaluation of potential acquisitions. The Company began expensing those contractual arrangements as dues and subscriptions during the twelve months ended December 31, 2009.

Director compensation.  Director compensation increased by $5,996, or 15.4% to $44,875 for the three months ended March 31, 2010 compared to $38,879 for the three months ended March 31, 2009. The increase was primarily due to (i) the Company having one more compensated board member in 2010 as compared to 2009 as in February 2009, Diane Kennedy resigned as one of our independent board members and was not replaced until September 2009 and (ii) the Company holding more board and committee meetings in 2010 as compared to 2009 due to more extensive Company activities as compared to 2009.

Acquisition fees paid to advisor.  Acquisition fees paid to advisor decreased by $69,000, or 100.0% to $0 for the three months ended March 31, 2010 compared to $69,000 for the three months ended March 31, 2009. Acquisition fees represent compensation paid to our Advisor for services provided to us during the identification, negotiation, underwriting, and purchase of our real estate-related investments. The Company did not originate or purchase any real estate-related investments in the three months ended March 31, 2010 compared to the origination of two real estate-related investments totaling $2,300,000 in the three months ended March 31, 2009.

Due diligence costs related to properties not acquired.  Due diligence costs related to properties not acquired decreased $84,129 or 78.9% to $22,540 for the three months ended March 31, 2010 compared to $106,669 for the three months ended March 31, 2009. The decrease was primarily related to (i) a reduction in the number of potential real estate investments reviewed by the Company, (ii) the implementation of condensed evaluation procedures for potential real estate investments resulting in a more efficient and economical underwriting process, and (iii) the reclassification of certain real estate related memberships and subscriptions previously expensed as due diligence on properties not acquired to dues and subscriptions.

Provision for income taxes.  This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $0 in provision for income taxes for the three months ended March 31, 2010 compared to $116,481 for the three months ended March 31, 2009. The Company sold its first real estate investment during the three months ended March 31, 2009. Although the Company sold its second real estate investment during the three months ended March 31, 2010, the gain on the sale was not significant enough to offset overall anticipated Company expenses for the year ended December 31, 2010. Due to an anticipated overall net loss for the Company for the year ended December 31, 2010, no provision for income taxes was recognized for the three months ended March 31, 2010.

Recent Market Developments

There have been historic disruptions in the financial system during the years 2008 and 2009, the effects of which are continuing today. The recent failure of large U.S. financial institutions and the resulting turmoil in the U.S. and global financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the U.S.

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

Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $5.16 million through March 31, 2010. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through March 31, 2010, we had sold 1,878,500 shares for gross offering proceeds of $17.85 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

Liquidity and Capital Resources

We broke escrow in our on-going initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share. As of March 31, 2010, we had sold and accepted 1,878,500 shares of our common stock for $17,845,750 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors. We had sold and accepted 1,856,000 shares of our common stock for $17,632,000 as of December 31, 2009.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the three months ended March 31, 2010.

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

As of March 31, 2010, our liabilities totaled $4,389,751 and consisted of accounts payable and accrued liabilities, due to related parties, interest on notes payable, income taxes payable, and notes payable secured by Company assets. Of the $4,389,751 in total liabilities $981,335 are short term and $3,408,416 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that (i) there has been a recent shift in the investment attitude from potential shareholders from a capital preservation to a long-term capital appreciation mentality which will result in an increase in sales of our common stock as compared to results for the twelve months ended December 31, 2009, (ii) sales of Company assets as an alternative funding source is viable as on February 3, 2010 we closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by us, and we are currently evaluating a third-party offer to purchase an existing Company asset at a purchase price that is 142% higher than the purchase price originally paid for by us, (iii) ) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, however the Company is currently in discussions with a non-conventional lender who may refinance the existing secured promissory note originated by TSG Little Valley, L.P. If a new loan is approved by the aforementioned non-conventional lender, this refinance would pay off the remainder of the TSG Little Valley, L.P. loan and give the Company additional working capital to fund general operations, and (iv) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as at least one real estate private equity firm has expressed an interest in taking a partial ownership position in the existing Company assets. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the three months ended March 31, 2010 to the three months ended March 31, 2009:

Cash From Operating Activities

As of March 31, 2010, we owned six real estate investments, none of which generates recurring income, and owned one real estate-related investment. We used $594,167 in operating activities for the three months ended March 31, 2010 compared to $321,707 that was used in operating activities for the three months ended March 31, 2009. Net cash used in operations increased in 2010 primarily as a result of (i) the sale of one Company owned real estate investment in 2010 that resulted in a smaller gain as compared to the sale of one Company owned real estate investment in 2009, (ii) the reduction of Company liabilities in 2010 compared to an increase in Company liabilities in 2009, and (iii) the recognition of stock based compensation from the issuance of restricted stock and the grant of stock options to certain officers and directors in 2010. No stock based compensation was realized in 2009.

Cash From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2010 was $1,778,979 compared to $4,472,477 that was that was provided by investing activities for the three months ended March 31, 2009. Net cash provided by investing activities decreased primarily as a result of (i) the sale of one Company owned real estate investment in 2010 that resulted in proceeds that were smaller as compared to the proceeds generated from the sale of one Company owned real estate investment in 2009 and (ii) the Company investing a larger amount of liquidity into real estate and real estate-related investments in 2010 as compared to 2009.

Cash From Financing Activities

We used $1,090,423 in financing activities for the three months ended March 31, 2010 compared to $178,002 for the three months ended March 31, 2009. Net cash used in financing activities increased primarily as a result of (i) the repayment of principal on a Company executed secured note payable in 2010 whose funds had not been borrowed in 2009, (ii) obtaining certificate of deposit securing letters of credit for the posting of bonds relating to a Company real estate investment in 2010 that was not owned in 2009, offset by (iii) proceeds of common stock sold to subscribers in 2010; in the three months ended March 31, 2009 there were no proceeds of common stock sold to subscribers, and (iv) the payment of offering costs to our advisor in 2009; there were no payments of offering costs to our advisor in the three months ended March 31, 2010.

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

As of March 31, 2010, we have raised $18,046,200 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets, significantly reducing funds for operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

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

Potential future sources of capital include secured and unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Although we have identified a potential non-conventional lending source, discussions are in the preliminary stage only and there is no assurance that an agreement for financing will be reached with this potential lender. We have also not identified any additional sources of financing other than this potential non-conventional lending source and there is no assurance that such sources of financings will be available on favorable terms or at all.

Distributions

We have not paid any distributions as of March 31, 2010. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

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

Subordinated Participation in Distributable Cash:  50% of remaining amounts of Distributable Cash after return of capital plus payment to stockholders of a 10% annual, cumulative, non-compounded return on capital. The Subordinated Participation in Distributable Cash shall be payable to the Advisor at the time or times that the Company determines that the Subordinated Participation in Distributable Cash has been earned by the Advisor.

Subordinated Incentive Fee Due Upon Listing:  50% of the amount by which the market value of our common stock exceeds the aggregate capital contributed by stockholders plus payment to stockholders of a 10% annual, cumulative, non-compounded return on capital. Upon Listing, the Advisor shall be entitled to the Subordinated Incentive Fee Upon Listing. The Subordinated Incentive Fee Due Upon Listing shall be payable to the Advisor following twelve (12) months after Listing. We shall have the option to pay such fee in the form of cash, common stock, a promissory note with interest accrued as of the date of Listing, or any combination of the foregoing, as determined by the board of directors. In the event the Subordinated Incentive Fee Due Upon Listing is paid to the Advisor following Listing, the Advisor will not be entitled to receive any payments of Subordinated Performance Fee Upon Termination or Subordinated Participation in Distributable Cash following receipt of the Subordinated Incentive Fee Due Upon Listing.

Subordinated Performance Fee Due Upon Termination:  a performance fee of 50% of the amount by which the greater of the market value of our outstanding common stock or real estate at the time of termination, plus total distributions paid to our stockholders, exceeds the aggregate capital contributed by stockholders plus payment to investors of a 10% annual, cumulative, non-compounded return on capital. Upon termination of this Agreement, the Advisor shall be entitled to the Subordinated Performance Fee Due Upon Termination.

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

We believe there will be continued distress in the real estate market in the near term, although we feel that prices have found support in some of our target markets.  We have seen pricing increase substantially from the lows of the past year or two, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan has been to be in a position to capitalize on these opportunities for capital appreciation.

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

Joint Ventures. We may invest in limited partnerships, general partnerships and other joint venture arrangements with nonaffiliated third parties and with other real estate entities’ programs formed by, sponsored by or affiliated with the Advisor or an affiliate of the Advisor, if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. When we believe it is appropriate, we will borrow funds to acquire or finance properties.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of March 31, 2010 and December 31, 2009.

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

Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities

The Company’s financial instruments include cash, notes receivable, prepaid expenses, accounts payable and accrued liabilities and notes and interest payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the accompanying condensed consolidated financial statements) and, as of March 31, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

The Company’s policy also discusses determining fair value when the volume and level of activity for the asset or liability has significantly decreased, and identifying transactions that are not orderly. Company policy emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, Company policy requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s).

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

Pursuant to the advisory agreement and the broker-dealer agreement, the Company is obligated to reimburse the advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on the Company’s behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of the Company’s gross offering proceeds. The Company’s Advisor and its affiliates have incurred on the Company’s behalf organization and offering costs of $5.16 million through March 31, 2010. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of the Company’s ongoing initial public offering through March 31, 2010, the Company had sold 1,878,500 shares for gross offering proceeds of $17.85 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

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

At December 31, 2009, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $531,000 and a state NOL carry-forward of approximately $1,721,000.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of March 31, 2010, the Company did not have any unrecognized tax benefits.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the three and twelve months ended March 31, 2010 and December 31, 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at March 31, 2010 and December 31, 2009, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

Subsequent Events

Mesquite Loan

Management has been in discussions with Mesquite Venture I, LLC regarding the pending maturity of its $600,000 promissory note with SPT Real Estate Finance and believes that Mesquite Venture I, LLC will pay the entire outstanding principal balance and all accrued and unpaid interest on or before May 31, 2010.

Other

Subsequent to March 31, 2010 and through May 14, 2010, we sold and accepted $50,350 of gross offering proceeds to purchase 5,300 shares of our common stock.

Subsequent to March 31, 2010, additional organization and offering costs totaling approximately $24,000 were incurred by the Advisor and its affiliates on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because we are in an early stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of March 31, 2010, a 10% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

A previously owned real estate property known as the “Pulte Home Project” is the subject of a dispute regarding obligations retained by both the seller, Pulte Home, when it sold the project to an affiliate of the Company, SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the project to Khalda, and to require that certain remedial measures be taken to restore the site to a more marketable condition. SPT SWRC, LLC maintains that it is not a proper party to the arbitration, because the declaratory action being sought by the Claimants is to establish rights of the Claimants against Pulte Home, and not against SPT SWRC, LLC, and neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project has released them from the obligation to make the Improvements. The arbitration process is on-going and, although we believe the request for declaratory relief by the Claimants has no legal basis and that the issue is not arbitrable since no actual dispute exists, we cannot predict the outcome of the arbitration proceedings at this time.

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

As of March 31, 2010, we had sold 1,878,500 shares of common stock in the Offering excluding shares purchased by our Sponsor and excluding vested restricted stock grants issued to certain officers and directors, raising gross proceeds of $17,845,750. From this amount, we have incurred approximately $5,159,000 in organization and offering costs (of which approximately $2,631,000 has been recorded in our financial statements). As of March 31, 2010, we had net offering proceeds from the Offering of approximately $16,114,000 which includes shares purchased by our Sponsor and the vesting of restricted stock grants and stock options issued to certain executive officers and directors. We have used the net offering proceeds to purchase our interests in eight properties, two of which have been subsequently sold, and to originate three loans, (two of which we have obtained the underlying real estate which served as collateral for the loans), to pay $594,000 in acquisition or origination fees, $216,953 in disposition fees, and $243,225 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds from our initial public offering to date (along with how we used cash from operating activities) through March 31, 2010, see our condensed consolidated statements of cash flows included in this report.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

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

SHOPOFF PROPERTIES TRUST, INC.
(Registrant)

Date May 14, 2010	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2010	By:	/s/ Kevin M. Bridges
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