Form 10-Q
period 2010-06-30
Shopoff Properties Trust, Inc.
filed 2010-08-13
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐ No ☒

As of August 13, 2010, there were 1,957,000 shares of Shopoff Properties Trust, Inc. outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The June 30, 2010 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end were prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the June 30, 2010 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2009, included in the Company’s Form 10-K previously filed with the SEC on March 30, 2010.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Assets
Cash and cash equivalents	$106,919	$146,022
Restricted cash	305,889	189,953
Note and interest receivable	677,781	662,345
Real estate investments	18,511,070	19,034,147
Prepaid expenses and other assets	75,898	76,631
Property and equipment, net	79,270	100,211
Total Assets	$19,756,827	$20,209,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$752,286	$536,047
Due to related parties	64,053	16,700
Interest payable	90,326	72,493
Income taxes payable	—	42,986
Notes payable secured by real estate investment	3,908,416	4,900,000
Total Liabilities	4,815,081	5,568,226
Commitments and Contingencies
Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,943,800 and 1,912,100 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,438	19,121
Additional paid-in capital, net of offering costs	16,294,768	15,768,971
Subscribed stock, $0.01 par value, 6,300 shares subscribed but not issued at December 31, 2009	—	59,850
Accumulated deficit	(1,372,560)	(1,206,959)
Total Shopoff Properties Trust, Inc. stockholders equity	14,941,646	14,640,983
Non-controlling interest	100	100
Total stockholder’s equity	14,941,746	14,641,083
Total Liabilities and Stockholder’s Equity	$19,756,827	$20,209,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Sale of real estate	$—	$—	$2,231,775	$5,000,000
Interest income, notes receivable	24,728	181,559	45,450	345,474
Interest income and other	—	11,775	—	26,679
	24,728	193,334	2,277,225	5,372,153

Expenses:
Cost of sales of real estate	131,283	(70,733)	1,487,956	2,907,008
Stock Based Compensation	112,482	—	224,964	—
Professional fees	56,277	96,993	188,263	260,359
Due diligence costs related to properties not acquired	16,240	—	38,779	46,094
Acquisition fees paid to advisor	—	—	—	69,000
Dues and Subscriptions	29,652	10,886	59,274	71,461
Insurance	50,434	55,802	100,868	111,604
General and administrative	134,565	77,912	261,609	132,551
Director compensation	50,875	37,939	95,750	76,818
	581,808	208,799	2,457,463	3,674,895
Net (loss) income before income taxes	(557,080)	(15,465)	(180,238)	1,697,258
Provision for income taxes	(14,637)	—	(14,637)	116,481
Net (loss) income available to common shareholders per common share:	$(542,443)	$(15,465)	$(165,601)	$1,580,777
Basic	$(0.28)	$(0.01)	$(0.09)	$0.85
Diluted	$(0.28)	$(0.01)	$(0.09)	$0.78
Weighted-average number of common shares outstanding used in per share computations:
Basic	1,930,278	1,863,085	1,928,161	1,860,192
Diluted	1,930,278	1,863,085	1,928,161	2,028,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months Ended June 30, 2010 and 2009
(Unaudited)

	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Cash Flows From Operating Activities
Net (loss) income	$(165,601)	$1,580,777
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate investment	(743,819)	(2,092,992)
Depreciation expense	22,384	8,655
Stock based compensation expense	224,964	—
Changes in assets and liabilities:
Due to related parties	47,353	(116,497)
Accounts payable and accrued liabilities	216,239	(3,795)
Income taxes payable	(42,986)	116,481
Interest payable	17,833	—
Prepaid expenses and other assets	733	(18,327)
Net cash used in operating activities	(422,900)	(525,698)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,444)	(16,713)
Notes receivable, net	(15,436)	(2,645,474)
Real estate investments	(627,356)	(2,491,167)
Proceeds from sale of real estate investment, net	1,894,253	4,707,126
Real estate deposits	—	2,300,000
Net cash provided by investing activities	1,250,017	1,853,772
Cash Flows From Financing Activities
Repayment of notes payable secured by real estate investment	(991,584)	—
Offering costs paid to advisor	—	(363,965)
Stock subscriptions	(59,850)	30,400
Issuance of common stock to subscribers	301,150	—
Restricted cash	(115,936)	(30,400)
Net cash used in financing activities	(866,220)	(363,965)
Net change in cash	(39,103)	964,109
Cash, beginning of period	146,022	7,486,696
Cash, end of period	$106,919	$8,450,805
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$172,923	$—
Cash paid for income taxes	$37,000	$—

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

The Company is conducting a best-efforts initial public offering in which it is offering 2,000,000 shares of its common stock at a price of $9.50 per share. If the 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of June 30, 2010, the Company had accepted subscriptions for the sale of 1,887,700 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock issued to certain officers and directors. As of June 30, 2010, the Company had 112,300 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale. On August 27, 2009, the Company announced that it had extended the expiration date of its best-efforts initial public offering by one year, from August 29, 2009 until August 29, 2010 (or until the date the entire offering is sold).

The Company adopted December 31 as its fiscal year end.

As of June 30, 2010, the Company owned six properties (See Note 4 for additional information):

•	Five hundred forty-three unimproved residential lots in the City of Menifee, California purchased for $1,650,000.

•	A final plat of seven hundred thirty-nine residential lots on a total of two hundred acres of unimproved land in the Town of Buckeye, Maricopa County, Arizona purchased for $3,000,000.

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

•
Five hundred nineteen entitled but unimproved residential lots and two commercial lots located in the City of Lake Elsinore, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The five hundred nineteen entitled but unimproved residential lots and two commercial lots have an allocated basis of $6,330,000.

•
Four hundred acres of unentitled and unimproved land located in the City of Chino Hills, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The four hundred acres have an allocated basis of $3,270,000.

Through June 30, 2010, the Company had originated three loans: a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc., of which one loan, the $600,000 secured loan due from Mesquite Venture I, LLC, was outstanding as of June 30, 2010 and December 31, 2009 (See Note 3).

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

Liquidity Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of June 30, 2010, the Company had an accumulated deficit of $1,372,560 and also had negative cash flows from operations for the six months ended June 30, 2010 and for the year ended December 31, 2009 of approximately $423,000 and $557,000, respectively. As further discussed in Note 4, in November 2009 the Company paid $9.6 million in a combination of cash and a seller financed purchase note as part of the consideration to purchase 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California, and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, which significantly reduced funds available for operations as of December 31, 2009. In addition and as of December 31, 2009, the Company had two notes payable totaling $4,900,000 maturing in 2010. These conditions raise concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following actions: Subsequent to December 31, 2009, management extended each of the two notes payable discussed above for one year in exchange for a principal pay down at the initial maturity dates of at least $500,000 for each note and an increase in the existing interest rate for each note of two percent. As further discussed in Note 5, as of June 30, 2010, one of the two notes payable to TSG Little Valley, L.P. and AZPro Developments Inc., totaling $4,900,000, a $2,900,000 secured promissory note, has been partially paid down, as during the three months ended March 31, 2010 the Company made a $991,584 principal reduction on this secured promissory note, resulting in a current principal balance of $1,908,416. Management also believes that (i) there has been a recent shift in the investment attitude from potential shareholders from a capital preservation to a long-term capital appreciation mentality which has resulted in an increase in sales of Company common stock as compared to results for the twelve months ended December 31, 2009 although the Company does not anticipate a significant amount of new sales from June 30, 2010 until the offering ends August 29, 2010, (ii) sales of Company assets as an alternative funding source is viable as on February 3, 2010, the Company closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by the Company, and the Company received a purchase offer on an existing Company asset from a third-party at a purchase price that was 142% higher than the purchase price originally paid for the asset by the Company, (iii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, however the Company is currently in discussions with multiple non-conventional lenders who may refinance the existing secured promissory note originated by TSG Little Valley, L.P. If a new loan is approved by any of the aforementioned non-conventional lenders, this refinance would pay off the remainder of the TSG Little Valley, L.P. loan and give the Company additional working capital to fund general operations; and  (iv) a recapitalization of the Company whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as at least one real estate private equity firm has expressed an interest in taking a partial ownership position with existing Company assets. As a result of the extension of the notes payable maturity dates in addition to (i), (ii), (iii), and (iv) above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009, and cash flows for the six month periods ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s condensed consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s condensed consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the three and six month periods ended June 30, 2010 and as of December 31, 2009.

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of June 30, 2010, we did not have any Bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

As of June 30, 2010, the Company maintained marketable securities in a money market account, however the outstanding balance of this money market account as of June 30, 2010 was not in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

Cost of Real Estate Assets Not Held for Sale

Real estate assets principally consist of wholly-owned undeveloped real estate for which we obtain entitlements and hold such assets as long term investments for eventual sale. Undeveloped real estate not held for sale will be carried at cost subject to downward adjustment as described in “Impairment” below. Cost will include the purchase price of the land, related acquisition fees, as well as costs related to entitlement, property taxes and interest. In addition, any significant other costs directly related to acquisition and development of the land will be capitalized. The carrying amount of land will be charged to earnings when the related revenue is recognized.

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

Long-Lived Assets and Impairments

The Company’s policy requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the three and six month periods ended June 30, 2010 and 2009 and the year ended December 31, 2009.

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

As of June 30, 2010, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 35,000 of which were vested as of June 30, 2010 and 138,750 of which remain unvested as of June 30, 2010. However, such unvested shares were not included in the calculation of EPS for the three and six months ended June 30, 2010 since their effect would be anti-dilutive.

As of June 30, 2010, the Company had 78,000 stock options that were granted to certain directors and officers, 16,400 of which were vested as of June 30, 2010 and 61,600 of which remain unvested as of June 30, 2010. The 78,000 stock options were not included in the calculation of EPS for the three and six months ended June 30, 2010 since their effect would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	( Unaudited)		( Unaudited)
Numerator:
Net income (loss)	$(542,443)	$(15,465)	$(165,601)	$1,580,777

Denominator:
Weighted average outstanding shares of common stock	1,930,278	1,863,085	1,928,161	1,860,192
Effect of contingently issuable restricted stock	—	—	—	168,750
Weighted average number of common shares and potential common shares outstanding	1,930,278	1,863,085	1,928,161	2,028,942

Basic income (loss) per common share	$(0.28)	$(0.01)	$(0.09)	$0.85
Diluted income (loss) per common share	$(0.28)	$(0.01)	$(0.09)	$0.78

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of June 30, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at June 30, 2010 and December 31, 2009:

	As of June 30, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$42,202	$42,202	$42,202	$—	$—

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$45,996	$45,996	$45,996	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the six and twelve months ended June 30, 2010 and December 31, 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at June 30, 2010 and December 31, 2009, respectively). Earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

At December 31, 2009, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $609,000 and a state NOL carry-forward of approximately $1,626,000.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of June 30, 2010, the Company did not have any unrecognized tax benefits.

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

3. NOTE AND INTEREST RECEIVABLE

As of June 30, 2010 and December 31, 2009, the Company, through a wholly owned subsidiary, had invested in a real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of June 30, 2010	Book Value as of December 31, 2009	Contractual Interest Rate	Annual Effective Interest Rate at June 30, 2010	Maturity Date as of June 30, 2010
Mesquite Venture I Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$600,000	$600,000	14.00%	14.00%	5/15/2010

Reserve for loan losses				—	—
				$600,000	$600,000

The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2010:

Real estate loans receivable — December 31, 2009	$600,000
Provision for loan losses	—
Real estate loans receivable — June 30, 2010	$600,000

On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, a real estate loan for an amount of $600,000. The borrower was Mesquite Venture I, LLC. All attorney and closing costs were paid by the borrower. The loan was a second position lien behind a $3,681,000 first position lien (the “Senior Loan”). The term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $11,000,000 as of July 18, 2008. This loan is also secured by personal guarantees from four separate individuals.

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of June 30, 2010 was $39,000.

On or about June 30, 2009, the Company, through SPT Real Estate Finance, LLC, agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010, which was to be applied against accrued and unpaid interest. Interest will accrue on the outstanding principal balance at an annual rate of 14% and all accrued and unpaid interest and principal became due and payable in full at the new maturity date of May 15, 2010.

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

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000.

This note matured on May 15, 2010 and SPT Real Estate Finance, LLC did not receive payment in full as agreed to by Mesquite Venture I, LLC. Management has begun discussions with Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance and believes that this matured note is still fully collectible and that Mesquite Venture I, LLC will ultimately pay the entire outstanding principal balance and all accrued and unpaid interest to SPT Real Estate Finance, LLC.

For the three months ending June 30, 2010, SPT Real Estate Finance, LLC recorded interest income and a corresponding accrued interest receivable of $24,723 on the secured real estate loan. The Company recognized interest income of $21,000 related to this note for the three months ended June 30, 2009.

For the six months ending June 30, 2010, SPT Real Estate Finance, LLC recorded interest income and a corresponding accrued interest receivable of $45,436 on the secured real estate loan. The Company recognized interest income of $42,000 related to this note for the six months ended June 30, 2009.

SPT Real Estate Finance, LLC had an outstanding interest receivable of $77,781 as of June 30, 2010 and $42,345 as of December 31, 2009.

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

As of the six months ended June 30, 2010, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $650,000, an additional $838,000 in capitalized project costs including the previously mentioned $19,500 acquisition fee and $66,953 disposition fee resulting in a gain on the sale of this asset of approximately $744,000.

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

As of the six months ended June 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $38,149 in asset management fees since the consummation of the transaction.

As of the six months ended June 30, 2010, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $126,424 in capitalized project costs including the previously mentioned $49,500 acquisition fee.

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

As of the six months ended June 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $59,574 in asset management fees since the consummation of the transaction.

As of the six months ended June 30, 2010, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $696,915 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county and CFD taxes and accrued interest on the secured promissory note to AZPro Development, Inc.

See note 10 for additional information.

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

As of the six months ended June 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $41,637 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

As of the six months ended June 30, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $150,587 in capitalized project costs comprised primarily of county tax payments.

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

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 20,100 shares as of June 30, 2010, which represents approximately 1.03% of our total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.

TSG Little Valley L. P. is a shareholder of the Company with ownership of 32,700 shares as of June 30, 2010, which represents approximately 1.68% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 35,000 vested restricted stock grants issued to our officers and directors.

The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

As of the six months ended June 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $117,627 in asset management fees since the consummation of the transaction.

As of the six months ended June 30, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $9,600,000, an additional $662,498 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county taxes, appraisal expenses, and accrued interest on the secured promissory note to TSG Little Valley, L.P.

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

On March 11, 2010, our affiliate SPT AZ Land Holdings, LLC, executed an extension on the existing $2,000,000 secured promissory note with AZPro Development Inc. A one year extension of the maturity date was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $500,000 on or before the original maturity date of July 31, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010. In addition to the principal pay down of $500,000 on or before the original maturity date of July 31, 2010, SPT AZ Land Holdings, LLC agreed to pay current, all project taxes including any special assessments. The maturity date of July 31, 2010 was extended through August 31, 2010. See Note 10 for additional information.

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

For the three months ended June 30, 2010, SPT AZ Land Holdings, LLC recognized interest expense of $29,918 on the outstanding note balance and made interest payments totaling $29,260 to AZPro Developments, Inc.

For the six months ended June 30, 2010, SPT AZ Land Holdings, LLC recognized interest expense of $59,507 on the outstanding note balance and made interest payments totaling $59,507 to AZPro Developments, Inc.

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

On March 5, 2010, our affiliate SPT-Lake Elsinore Holding Co., LLC, executed an extension on the existing $2,900,000 secured promissory note with TSG Little Valley, L.P. A one year extension of the maturity date was granted to SPT-Lake Elsinore Holding Co., LLC by TSG Little Valley, L.P. in exchange for a principal pay down of at least $500,000 on or before the original maturity date of November 6, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010. As of June 30, 2010, a principal pay down of $991,584 had been made on the TSG Little Valley, L.P. promissory note.

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

For the three months ended June 30, 2010, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $57,096 on the outstanding note balance and made interest payments totaling $0 to TSG Little Valley, L.P.

For the six months ended June 30, 2009, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $131,249, on the outstanding all-inclusive note and made principal and interest payments totaling $1,105,000 to TSG Little Valley, L.P. Of the principal and interest payments totaling $1,105,000 paid to TSG Little Valley, L.P., $991,584 comprised principal payments and $113,416 comprised interest payments.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of June 30, 2010 and for the years ending on December 31 approximated the following:

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

As of June 30, 2010, the Company had sold and accepted 1,887,700 shares of its common stock for $17,933,150 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock previously issued to certain officers and directors. As of December 31, 2009, the Company had sold and accepted 1,856,000 shares of its common stock for $17,632,000 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock previously issued to certain officers and directors.

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

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, and 5,000 shares of restricted stock were subsequently reissued. As of June 30, 2010, 138,750 shares of restricted stock remained unvested and outstanding. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director.

The 35,000 vested restricted stock grants were recorded as credit of $350 to common stock for the par value of the vested restricted stock grants and $332,150 to additional paid-in capital in the accompanying consolidated balance sheets.

For the three months ended June 30, 2010, the Company recognized compensation expense of $86,094 comprised of accrued compensation expenses for restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $86,094 ends August 29, 2010.

For the six months ended June 30, 2010, the Company recognized compensation expense of $172,188 comprised of accrued compensation expenses for restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $172,188 ends August 29, 2010.

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

For the three months ended June 30, 2010, the Company recognized compensation expense with respect to stock option grants of approximately $26,388, which was recorded to additional paid-in capital in the accompanying consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

For the six months ended June 30, 2010, the Company recognized compensation expense with respect to stock option grants of approximately $52,776, which was recorded to additional paid-in capital in the accompanying consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

The following is a summary of the changes in stock options outstanding during the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	78,000	$9.50	9.7
Granted	-	-	-
Outstanding at June 30, 2010	78,000	9.50	9.2
Exercisable at June 30, 2010	16,400	$9.50	9.2

Based on the closing stock price of $9.50 at June 30, 2010, aggregate intrinsic value of options outstanding at June 30, 2010 was zero.

Options outstanding that have vested and are expected to vest as of June 30, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	16,400	$9.50	9.2
Expected to vest	61,600	9.50	9.2
Total	78,000	$9.50	9.2

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. We are allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor is required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceed 12.34% of the gross offering proceeds within 60 days of the close of the offering on August 29, 2010. As of June 30, 2010, we had reimbursed the Advisor approximately $418,000 in excess of the 12.34% limit.

As of June 30, 2010 and December 31, 2009, such costs and expenses approximated $5,233,000 and $5,111,000, respectively. Of the approximately $5,233,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs was netted against additional paid-in capital in the accompanying consolidated balance sheets.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of June 30, 2010, the offering had not yet been completed. As the offering had not yet been completed the Sponsor had made no determination whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

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

8 COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities is the Company’s broker-dealer for its ongoing public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of August 13, 2010, neither the Company nor Shopoff Securities has received communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.

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

The Pulte Home Project is the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to, conduct the Improvements required in the Reconveyance Agreement. The arbitration process is on going and, although we believe the request for declaratory relief by the Claimants has no legal basis, and is premature since no actual dispute yet exists, we cannot predict the outcome of the arbitration proceedings at this time.

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2010 and December 31, 2009.

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

Organizational and Offering Costs

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. The Company’s obligation for such costs and expenses will not exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008, 2009 and the six months ended June 30, 2010, the Company reimbursed its Advisor and affiliated entities approximately $2,631,000. As of June 30, 2010, the Advisor and affiliated entities have incurred approximately $3,019,000 in excess of the 12.34% limitation on organizational and offering costs. The Company is not obligated to reimburse the Advisor or other affiliated entities any amount above 12.34% of gross offering proceeds.

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

9. REGISTRATION STATEMENT

The Company filed Post Effective Amendment No. 6 to our registration statement on Form S-11 for the Company’s ongoing initial public offering with the SEC on April 29, 2010. On May 3, 2010, the SEC declared our Post Effective Amendment No. 6 to our registration statement on Form S-11 for our on-going initial public offering effective. Our offering period ends August 29, 2010.

On June 2, 2010, the Company filed Supplement No. 1 dated June 1, 2010 to the Prospectus dated April 29, 2010.

10. SUBSEQUENT EVENTS

Mesquite Loan

On July 15, 2010, management received correspondence from Mesquite Venture I, LLC regarding the maturity of its $600,000 promissory note with SPT Real Estate Finance. In its correspondence, Mesquite Venture I, LLC indicated that it did not have sufficient liquidity to pay off its promissory note and requested a two year extension on the maturity of the promissory note. Management began discussions with Mesquite Venture I, LLC regarding the matured promissory note and request for extension. Management and Mesquite Venture I, LLC subsequently agreed to document and execute a reinstatement and modification agreement whereby management would (i) grant an extension to Mesquite Venture I, LLC resulting in a new maturity date of January 15, 2011, (ii) management would agree to waive extension fees relating to the modification, (iii) the interest rate during the extension period would be 14%, (iv) all accrued and unpaid interest through the date of the reinstatement and modification would be added to the outstanding principal balance of the promissory note, (v) during the extension period, Mesquite Venture I, LLC would agree to make monthly payments of $5,000 towards accrued and unpaid interest, and (vi) Mesquite Venture I, LLC agreed to provide additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment which currently owns a hotel site in northern California. Management is in the process of documenting this reinstatement and modification and believes that all unpaid principal and all accrued and unpaid interest will be paid by Mesquite Venture I, LLC on or before January 15, 2011.

Desert Moon Estates Project

On July 13, 2010 the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on June 1, 2010. The Desert Moon Estates Project is obligated to pay a bi-annual special assessment to the City of Buckeye, Arizona and management has been in communication with the City of Buckeye, Arizona regarding this past due amount which approximates $266,607. The Notice requires full payment by August 18, 2010. If the Company is unable to make the full payment by August 18, 2010, the City of Buckeye has additional remedies for payment available to them including the ability to start foreclosure proceedings against the property. Management believes that it will be able to pay this past due special assessment before a foreclosure sale was to occur.

Desert Moon Estates Note Payable

On July 19, 2010, AZPro Developments, Inc. negotiated an extension of a $500,000 principal pay down it was obligated to make by July 31, 2010. This pay down, which is a requirement of a previously negotiated one year extension of the maturity date, was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. The pay down has been extended by one month to August 31, 2010 from July 31, 2010.

Other

Subsequent to June 30, 2010 and through August 13, 2010, we sold and accepted $125,400 of gross offering proceeds to purchase 13,200 shares of our common stock.

Subsequent to June 30, 2010, additional organization and offering costs totaling approximately $9,500 were incurred by the Advisor and its affiliates on behalf of the Company.

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

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our on-going initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. As of June 30, 2010, we had sold 1,887,700 shares of common stock for $17,933,150, excluding shares purchased by the Sponsor. Once 2,000,000 shares are sold, the offering price will increase to $10.00 per share until an additional 18,100,000 shares of common stock are sold or the offering terminates on August 29, 2010.

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

We have used the proceeds of our on-going initial public offering to acquire undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders, to obtain entitlements on such opportunities if applicable, and to hold such assets as long-term investments for eventual sale. “Entitlements” is an all inclusive term used to describe the various components of our value added business plan. We will undertake various functions to enhance the value of our land holdings, including land planning and design, engineering and processing of tentative tract maps and obtaining required environmental approvals. All of these initial entitlements are discretionary actions as approved by the local governing jurisdictions. The subsequent entitlement process involves obtaining federal, state, or local biological and natural resource permits if applicable. Federal and state agencies may include the U.S. Army Corps of Engineers, the U.S. Fish and Wildlife Service, state wildlife, or others as required. By obtaining these approvals or entitlements, we can remove impediments for development for future owners and developers of the projects. It is through this systematic process that we believe that we can realize profits for our investors by enhancing asset values of our real estate holdings. The majority of the property acquired will be located primarily in the States of California, Nevada, Arizona, Hawaii and Texas. If market conditions dictate and if approved by our board of directors, we may invest in properties located outside of these states. On a limited basis, we may acquire interests in income producing properties and ownership interests in firms engaged in real estate activities or whose assets consist of significant real estate holdings, provided these investments meet our overall investment objectives. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, or wholly owned subsidiaries of the Operating Partnership. Our wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership. We have no paid employees. The Advisor conducts our operations and manages our portfolio of real estate investments.

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

Through June 30, 2010, we had purchased eight properties, two of which were subsequently sold, one on March 20, 2009 and one on February 3, 2010, and had originated three secured real estate loans, two of which were subsequently converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had no properties in escrow as of June 30, 2010. We have placed no additional properties in escrow since June 30, 2010.

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

Through June 30, 2010, we have acquired eight properties and sold two properties. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company has recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $744,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. As of June 30, 2010, we have made principal pay downs totaling $991,584 on the $2,900,000 seller note carry back.

Through June 30, 2010, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of June 30, 2010, from the $600,000 loan we have earned $150,781 in interest income, $77,781 of which is accrued interest receivable, $73,000 of which has been paid to us by the borrower, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $21,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of June 30, 2010, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we paid the Advisor asset management fees of $41,637.

Revenues for the three months ended June 30, 2010 approximated $24,728. These revenues consisted primarily of interest income on the note receivable.

Expenses for the three months ended June 30, 2010 approximated $567,171. These expenses consisted primarily of cost of sales of real estate relating to the sale of real estate that occurred on February 3, 2010, professional fees, stock based compensation, insurance, dues and subscriptions, director compensation, general and administrative expenses, and due diligence costs related to properties not acquired partially offset by a credit to income tax expense.

For the three months ended June 30, 2010, we had a net loss of approximately $542,443 due primarily to interest income on notes receivable offset by cost of sales of real estate relating to the sale of real estate that occurred on February 3, 2010, stock based compensation, due diligence costs related to properties not acquired, a credit to income tax expense, and operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions, and general and administrative expenses.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Total revenues.  Total revenues decreased by $168,606, or 87.2% to $24,728 for the three months ended June 30, 2010 compared to $193,334 for the three months ended June 30, 2009. The significant components of revenue are discussed below.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $156,831 or 86.3% to $24,728 for the three months ended June 30, 2010 compared to $181,559 for the three months ended June 30, 2009. The decrease was related to the Company having only one note receivable outstanding for the three months ended June 30, 2010 compared to three notes for the three months ended June 30, 2009 and therefore earning less interest on the outstanding notes receivable. Two real estate loans receivable, made by the Company in January 2009, in the aggregate amount of $2,300,000, were subsequently turned into real estate owned on September 4, 2009, when grant deeds to the underlying real estate collateral were executed in favor of  SPT Real Estate Finance, LLC in exchange for a release of all of the borrowers obligations under the notes.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $11,775, or 100.0% to $0 for the three months ended June 30, 2010 compared to $11,775 for the three months ended June 30, 2009. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.

Total expenses.  Total expenses increased by $358,372, or 171.6% to $567,171 (including a provision for income taxes credit of $14,637), for the three months ended June 30, 2010 compared to $208,799 for the three months ended June 30, 2009. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $131,283 in cost of sale of real estate for the three months ended June 30, 2010 compared to $(70,733) for the three months ended June 30, 2009. For both the three months ended June 30, 2010 and 2009, the Company sold a real estate investment. The $131, 283 in cost of sale of real estate for the three months ended June 30, 2010 related to ongoing Company obligations related to the investment which was sold on February 3, 2010. The $(70,733) in cost of sales of real estate for the three months ended June 30, 2009 was the result of a property tax refund received from the County of Riverside relating to the sale in March 2009 of the Pulte Home land. These two real estate investments were not comparable other than both real estate investments were located in Riverside County, California and were residential in composition. The real estate investments sold were purchased at different times, (April 2009 for the real estate investment sold in the six months ended June 30, 2010 and December 2008 for the real estate investment sold in the six months ended June 30, 2009), were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the six months ended June 30, 2010 compared to 469 graded residential lots sold in the six months ended June 30, 2009), were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the six months ended June 30, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the six months ended June 30, 2009), and incurred differing levels of asset management during ownership (the replacement of bonds and related expenses incurred in replacing the bonds for the project sold in the six months ended June 30, 2010 compared to reconveyance work and related expenses incurred for the project sold in the six months ended June 30, 2009). Due to these real estate investments differences in original purchase timing, size, entitlement status, location, and asset management, significant variations in basis between the two real estate investment sales is not unusual.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. We incurred $112,482 in stock based compensation for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009. The Company had not issued any stock options nor incurred any other share based compensation expense as of June 30, 2009.

Professional fees.  Professional fees decreased by $40,716, or 42.0% to $56,277 for the three months ended June 30, 2010 compared to $96,993 for the three months ended June 30, 2009. The decrease was primarily due to (i) lower legal fees related to Company operations and required filings due to a lower level of attorney reviews and consultations in 2010 as compared to 2009, and (ii) lower accounting fees for the Company’s 10Q filing in 2010 as compared to 2009.

Insurance.  Insurance decreased by $5,368, or 9.6% to $50,434 for the three months ended June 30, 2010 compared to $55,802 for the three months ended June 30, 2009. The decrease was primarily due to (i) a reduction by the Company of its primary D&O coverage for the 2009-2010 policy period compared to the 2008-2009 policy period resulting in an overall decrease in the primary D&O premium, offset by (ii) an increase in the excess D&O coverage premium for the 2009-2010 policy period compared to the 2008-2009 policy period.

General and administrative.  General and administrative costs increased by $56,653, or 72.7% to $134,565 for the three months ended June 30, 2010 as compared to $77,912 for the three months ended June 30, 2009. The increase was primarily due to (i) higher depreciation expense incurred on a Company purchased enterprise resource planning system for 2010 which had not been fully implemented in 2009 and (ii) a higher level of asset management fees paid on real estate investments under management by Shopoff Advisor in 2010 as compared to 2009, offset by savings from (iii) a lower number of overall SEC filings during 2010 as compared to 2009 resulting in lower printing expenses, (iv) the Company changed printing companies in 2010 resulting in lower printing expenses as compared to the same services in 2009.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs increased by $18,766 or 172.4% to $29,652 for the three months ended June 30, 2010 as compared to $10,886 for the three months ended June 30, 2009. The increase was primarily due to the Company reclassing a portion of certain memberships previously expensed in 2009 to prepaid dues and subscriptions in 2009 as these certain memberships had a longer-term benefit to the Company.

Director compensation.  Director compensation increased by $12,936, or 34.1% to $50,875 for the three months ended June 30, 2010 compared to $37,939 for the three months ended June 30, 2009. The increase was primarily due to (i) the Company having one more compensated board member in 2010 as compared to 2009 as in February 2009, Diane Kennedy resigned as one of our independent board members and was not replaced until September 2009, (ii) the Company holding more board and committee meetings in 2010 as compared to 2009 due to more extensive Company activities as compared to 2009, and (iii) the Company having a higher number of board members attending the annual shareholders meeting and subsequent board meeting in 2010 as compared to 2009 resulting in a higher cost to the Company.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired increased $16,240 or 100.0% to $16,240 for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009. The increase was primarily related to a higher number of potential real estate investments reviewed by the Company in 2010 as compared to 2009.

Provision for income taxes.  This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $(14,637) in provision for income taxes for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009. The Company’s provision for income taxes which was originally projected in December 2009 for the calendar year ended December 31, 2009 was revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. Additionally, the Company anticipates an overall net loss for the year ended December 31, 2010 and therefore did not recognize any additional provision for income taxes for the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Total revenues.  Total revenues decreased by $3,094,928, or 57.6% to $2,277,225 for the six months ended June 30, 2010 compared to $5,372,153 for the six months ended June 30, 2009. The significant components of revenue are discussed below.

Sale of real estate.  This caption represents revenues earned from the disposition of real estate and real estate-related investments. We recorded sales of $2,231,775 for the six months ended June 30, 2010 compared to $5,000,000 for the six months ended June 30, 2009. For both the six months ended June 30, 2010 and 2009 the Company sold a real estate investment. These two real estate investments were not comparable other than in that both real estate investments were located in Riverside County, California and were residential in nature. The real estate investments sold were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the six months ended June 30, 2010 compared to 469 graded residential lots sold in the six months ended June 30, 2009) and were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the six months ended June 30, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the six months ended June 30, 2009). Due to these real estate investments differences in size, entitlement status, and location, significant variations in pricing between the two real estate investment sales is not unusual. For a discussion of the expenses related to the sale of real estate, refer to “Cost of sales of real estate” below.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $300,024 or 86.8% to $45,450 for the six months ended June 30, 2010 compared to $345,474 for the six months ended June 30, 2009. The decrease was related to the Company having only one note receivable outstanding for the six months ended June 30, 2010 compared to three notes for the six months ended June 30, 2009 and therefore earning less interest on the outstanding notes receivable. Two real estate loans receivable, made by the Company in January 2009, in the aggregate amount of $2,300,000, subsequently became real estate owned on September 4, 2009, when grant deeds to the underlying real estate collateral were executed in favor of  SPT Real Estate Finance, LLC in exchange for a release of all of the borrowers obligations under the notes.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $26,679, or 100.0% to $0 for the six months ended June 30, 2010 compared to $26,679 for the six months ended June 30, 2009. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.

Total expenses.  Total expenses decreased by $1,348,550, or 35.6% to $2,442,826 (including a provision for income taxes credit of $(14,637), for the six months ended June 30, 2010 compared to $3,791,376 (including a provision for income taxes of $116,481), for the six months ended June 30, 2009. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $1,487,956 in cost of sale of real estate for the six months ended June 30, 2010 compared to $2,907,008 for the six months ended June 30, 2009. For both the six months ended June 30, 2010 and 2009, the Company sold a real estate investment. These two real estate investments were not comparable other than in that both real estate investments were located in Riverside County, California and were residential in composition. The real estate investments sold were purchased at different times, (April 2009 for the real estate investment sold in the six months ended June 30, 2010 and December 2008 for the real estate investment sold in the six months ended June 30, 2009), were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the six months ended June 30, 2010 compared to 469 graded residential lots sold in the six months ended June 30, 2009), were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the six months ended June 30, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the six months ended June 30, 2009), and incurred differing levels of asset management during ownership (the replacement of bonds and related expenses incurred in replacing the bonds for the project sold in the six months ended June 30, 2010 compared to reconveyance work and related expenses incurred for the project sold in the six months ended June 30, 2009). Due to these real estate investments differences in original purchase timing, size, entitlement status, location, and asset management, significant variations in basis between the two real estate investment sales is not unusual.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share-based compensation authorized by the Company’s board of directors. We incurred $224,964 in stock-based compensation for the six months ended June 30, 2010 compared to $0 for the six months ended June 30, 2009. The Company had not issued any stock options nor incurred any other share-based compensation expense as of June 30, 2009.

Professional fees.  Professional fees decreased by $72,096, or 27.7% to $188,263 for the six months ended June 30, 2010 compared to $260,359 for the six months ended June 30, 2009. The decrease was primarily due to (i) the Company not originating any new real estate-related investments in 2010 compared to 2009 when the Company incurred legal expenses related to two newly originated secured notes receivable, (ii) a reimbursement by the borrower in 2010 of legal expenses related to the default of an existing note receivable originated on September 30, 2008, (iii) lower legal fees related to Company operations and required filings due to a lower level of attorney reviews and consultations in 2010 as compared to 2009, offset by, (iv) higher overall accounting and tax fees due to more extensive Company operations in 2010 as compared to 2009.

Insurance.  Insurance decreased by $10,736, or 9.6% to $100,868 for the six months ended June 30, 2010 compared to $111,604 for the six months ended June 30, 2009. The decrease was primarily due to (i) a reduction by the Company of its primary D&O coverage for the 2009-2010 policy period compared to the 2008-2009 policy period resulting in an overall decrease in the primary D&O premium, offset by (ii) an increase in the excess D&O coverage premium for the 2009-2010 policy period compared to the 2008-2009 policy period.

General and administrative.  General and administrative costs increased by $129,058, or 97.4% to $261,609 for the six months ended June 30, 2010 as compared to $132,551 for the six months ended June 30, 2009. The increase was primarily due to (i) higher depreciation expense incurred on a Company purchased enterprise resource planning system for 2010 which had not been fully implemented in 2009 and (ii) a higher level of asset management fees paid on real estate investments under management by our advisor in 2010 as compared to 2009, offset by savings from (iii) a lower number of overall SEC filings during 2010 as compared to 2009 resulting in lower printing expenses, and (iv) a change in printing companies in 2010 resulting in lower printing expenses as compared to the same services in 2009.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $12,187 or 17.1% to $59,274 for the six months ended June 30, 2010 as compared to $71,461 for the six months ended June 30, 2009. The decrease was primarily due to the Company, not renewing a material membership in the six months ended June 30, 2010 which expired in calendar 2009.

Director compensation.  Director compensation increased by $18,932, or 24.7% to $95,750 for the six months ended June 30, 2010 compared to $76,818 for the six months ended June 30, 2009. The increase was primarily due to (i) the Company having one more compensated board member in 2010 as compared to 2009 as in February 2009, Diane Kennedy resigned as one of our independent board members and was not replaced until September 2009 and (ii) the Company holding more board and committee meetings in 2010 as compared to 2009 due to more extensive Company activities as compared to 2009, and (iii) the Company having a higher number of board members attending the annual shareholders meeting and subsequent board meeting in 2010 as compared to 2009 resulting in a higher cost to the Company.

Acquisition fees paid to advisor.  Acquisition fees paid to our advisor decreased by $69,000, or 100.0% to $0 for the six months ended June 30, 2010 compared to $69,000 for the six months ended June 30, 2009. Acquisition fees represent compensation paid to our Advisor for services provided to us during the identification, negotiation, underwriting, and purchase of our real estate-related investments. The Company did not originate or purchase any real estate-related investments in the six months ended June 30, 2010 compared to the origination of two real estate-related investments totaling $2,300,000 in the six months ended June 30, 2009.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired decreased $7,315 or 15.9% to $38,779 for the six months ended June 30, 2010 compared to $46,094 for the six months ended June 30, 2009. The decrease was primarily related to (i) a reduction in the number of potential real estate investments reviewed by the Company, and (ii) the implementation of condensed evaluation procedures for potential real estate investments resulting in a more efficient and economical underwriting process.

Provision for income taxes.  This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $(14,637) in provision for income taxes for the six months ended June 30, 2010 compared to $116,481 for the six months ended June 30, 2009. The credit in provision for income taxes for the six months ended June 30, 2010 was due to the Company’s provision for income taxes, originally projected in December 2009 for the calendar year ended December 31, 2009, being revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. The provision for income taxes for the six months ended June 30, 2009 was due to the Company selling its first real estate investment during the six months ended June 30, 2009. Although the Company sold its second real estate investment during the six months ended June 30, 2010, the gain on the sale was not significant enough to offset overall anticipated Company expenses for the year ended December 31, 2010. Due to an anticipated overall net loss for the Company for the year ended December 31, 2010, no additional provision for income taxes was recognized for the six months ended June 30, 2010.

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

On October 3, 2008, the Troubled Asset Relief Program was signed into law, as part of the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the U.S. Department of the Treasury authority to deploy up to $700 billion to improve liquidity in the capital markets, including the authority to direct $250 billion into preferred stock investments in banks. Then, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. This legislation was followed by the U.S. President’s Homeowner Affordability and Stability Plan, announced on February 18, 2009, to address the crisis in the mortgage market which has had ripple effects in other parts of the credit markets. Most recently, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which will have an impact on the U.S. banking and financial industries.

It is presently unclear what impact the EESA, ARRA, the Homeowner Affordability and Stability Plan, and the other liquidity and funding initiatives of the Federal Reserve, and other agencies, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and any additional programs that may be initiated in the future, will have on the financial markets, the U.S. banking and financial industries, and the broader U.S. and global economies. To the extent the market does not respond favorably to the EESA, ARRA, the Homeowner Affordability and Stability Plan, real estate companies, such as ours, may have difficulty securing mortgage debt at reasonable rates or at all. In addition, while the economic downturn may present opportunities for us to acquire assets that are undervalued, this opportunity is hampered by the increased cost of capital and uncertainty as to when the markets will stabilize.

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

Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $5.23 million through June 30, 2010. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through June 30, 2010, we had sold 1,887,700 shares for gross offering proceeds of $17.93 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

Liquidity and Capital Resources

We broke escrow in our on-going initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. We are offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share. As of June 30, 2010, we had sold and accepted 1,887,700 shares of our common stock for $17,933,150 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors. We had sold and accepted 1,856,000 shares of our common stock for $17,632,000 as of December 31, 2009.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the three or six months ended June 30, 2010.

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

As of June 30, 2010, our liabilities totaled $4,815,081 and consisted of accounts payable and accrued liabilities, due to related parties, interest on notes payable, and notes payable secured by Company assets. Of the $4,815,081 in total liabilities $1,406,665 are short term and $3,408,416 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that (i) there has been a recent shift in the investment attitude from potential shareholders from a capital preservation to a long-term capital appreciation mentality which has resulted in an increase in sales of Company common stock as compared to results for the twelve months ended December 31, 2009 although the Company does not anticipate a significant amount of new sales from June 30, 2010 until the offering ends August 29, 2010, (ii) sales of Company assets as an alternative funding source is viable as on February 3, 2010 we closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by us, and the Company received a purchase offer on an existing Company asset from a third-party at a purchase price that was 142% higher than the purchase price originally paid for the asset by the Company, (iii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, however the Company is currently in discussions with multiple non-conventional lenders who may refinance the existing secured promissory note originated by TSG Little Valley, L.P. If a new loan is approved by the aforementioned non-conventional lenders, this refinance would pay off the remainder of the TSG Little Valley, L.P. loan and give the Company additional working capital to fund general operations, and (iv) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as at least one real estate private equity firm has expressed an interest in taking a partial ownership position in the existing Company assets. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the six months ended June 30, 2010 to the six months ended June 30, 2009:

Cash From Operating Activities

As of June 30, 2010, we owned six real estate investments, none of which generates recurring income, and owned one real estate-related investment. We used $422,900 in operating activities for the six months ended June 30, 2010 compared to $525,698 that was used in operating activities for the six months ended June 30, 2009. Net cash used in operations decreased in 2010 primarily as a result of (i) the sale of one Company owned real estate investment in 2010 that resulted in a smaller gain as compared to the sale of one Company owned real estate investment in 2009, (ii) an increase in overall Company liabilities in 2010 compared to a decrease in Company liabilities in 2009, and (iii) the recognition of stock based compensation from the issuance of restricted stock and the grant of stock options to certain officers and directors in 2010. No stock based compensation was realized in 2009.

Cash From Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2010 was $1,250,017 compared to $1,853,772 that was that was provided by investing activities for the six months ended June 30, 2009. Net cash provided by investing activities decreased primarily as a result of (i) the sale of one Company owned real estate investment in 2010 that resulted in proceeds that were smaller as compared to the proceeds generated from the sale of one Company owned real estate investment in 2009, offset by (ii) the Company investing a smaller amount of liquidity into real estate and real estate-related investments in 2010 as compared to 2009.

Cash From Financing Activities

We used $866,220 in financing activities for the six months ended June 30, 2010 compared to $363,965 for the six months ended June 30, 2009. Net cash used in financing activities increased primarily as a result of (i) the repayment of principal on a Company executed secured note payable in 2010 whose funds had not been borrowed in 2009, (ii) obtaining certificate of deposit securing letters of credit for the posting of bonds relating to a Company real estate investment in 2010 that was not owned in 2009, offset by (iii) proceeds of common stock sold to subscribers in 2010; in the six months ended June 30, 2009 there were no proceeds of common stock sold to subscribers, and (iv) the payment of offering costs to our advisor in 2009; there were no payments of offering costs to our advisor in the six months ended June 30, 2010.

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

As of June 30, 2010, we have raised $18,133,600 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets, significantly reducing funds for operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

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

Distributions

We have not paid any distributions as of June 30, 2010. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the three and six month periods ended June 30, 2010 and as of December 31, 2009.

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

Cost of Real Estate Assets Not Held for Sale

Real estate assets principally consist of wholly-owned undeveloped real estate for which we obtain entitlements and hold such assets as long term investments for eventual sale. Undeveloped real estate not held for sale will be carried at cost subject to downward adjustment as described in “Impairment” below. Cost will include the purchase price of the land, related acquisition fees, as well as costs related to entitlement, property taxes and interest. In addition, any significant other costs directly related to acquisition and development of the land will be capitalized. The carrying amount of land will be charged to earnings when the related revenue is recognized.

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

Long-Lived Asset and Impairments

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the accompanying condensed consolidated financial statements) and, as of June 30, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Pursuant to the advisory agreement and the broker-dealer agreement, the Company is obligated to reimburse the advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on the Company’s behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of the Company’s gross offering proceeds. The Company’s Advisor and its affiliates have incurred on the Company’s behalf organization and offering costs of $5.23 million through June 30, 2010. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of the Company’s ongoing initial public offering through June 30, 2010, the Company had sold 1,887,700 shares for gross offering proceeds of $17.93 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

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

Investments in companies that are not consolidated will be accounted for using the equity method when we have the ability to exert significant influence. Generally, significant influence will exist if we have the ability to exercise significant influence over the operating and financial policies of an investee, which may need to include the ability to significantly influence the outcome of corporate actions requiring shareholder approval of an investee. Significant influence is generally presumed to be achieved by owning 20% or more of the voting stock of the investee. However, we will be required to evaluate all of the facts and circumstances relating to the investment to determine whether there is predominant evidence contradicting our ability to exercise significant influence, such as the inability by us to obtain financial information from the investee. Under this method, an investee company’s accounts are not reflected within the Company’s consolidated balance sheet and statement of operation; however, the Company’s share of the earnings or losses of the investee company will be reflected in the caption “Equity in net earning of unconsolidated subsidiaries” in the Company’s statement of operations. The Company’s carrying value in an equity method investee company will be reflected in the caption “Investments in unconsolidated subsidiaries” in the Company’s consolidated balance sheet.

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

At December 31, 2009, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $609,000 and a state NOL carry-forward of approximately $1,626,000.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of June 30, 2010, the Company did not have any unrecognized tax benefits.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the six and twelve months ended June 30, 2010 and December 31, 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at June 30, 2010 and December 31, 2009, respectively). Earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

Mesquite Loan

On July 15, 2010, management received correspondence from Mesquite Venture I, LLC regarding the maturity of its $600,000 promissory note with SPT Real Estate Finance. In its correspondence, Mesquite Venture I, LLC indicated that it did not have sufficient liquidity to pay off its promissory note and requested a two year extension on the maturity of the promissory note. Management began discussions with Mesquite Venture I, LLC regarding the matured promissory note and request for extension. Management and Mesquite Venture I, LLC subsequently agreed to document and execute a reinstatement and modification agreement whereby management would (i) grant an extension to Mesquite Venture I, LLC resulting in a new maturity date of January 15, 2011, (ii) management would agree to waive extension fees relating to the modification, (iii) the interest rate during the extension period would be 14%, (iv) all accrued and unpaid interest through the date of the reinstatement and modification would be added to the outstanding principal balance of the promissory note, (v) during the extension period, Mesquite Venture I, LLC would agree to make monthly payments of $5,000 towards accrued and unpaid interest, and (vi) Mesquite Venture I, LLC agreed to provide additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment which currently owns a hotel site in northern California. Management is in the process of documenting this reinstatement and modification and believes that all unpaid principal and all accrued and unpaid interest will be paid by Mesquite Venture I, LLC on or before January 15, 2011.

Desert Moon Estates Project

On July 13, 2010 the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on June 1, 2010. The Desert Moon Estates Project is obligated to pay a bi-annual special assessment to the City of Buckeye, Arizona and management has been in communication with the City of Buckeye, Arizona regarding this past due amount which approximates $266,607. The Notice requires full payment by August 18, 2010. If the Company is unable to make the full payment by August 18, 2010, the City of Buckeye has additional remedies for payment available to them including the ability to start foreclosure proceedings against the property. Management believes that it will be able to pay this past due special assessment before a foreclosure sale was to occur.

Desert Moon Estates Note Payable

On July 19, 2010, AZPro Developments, Inc. negotiated an extension of a $500,000 principal pay down it was obligated to make by July 31, 2010. This pay down, which is a requirement of a previously negotiated one year extension of the maturity date, was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. The pay down has been extended by one month to August 31, 2010 from July 31, 2010.

Other

Subsequent to June 30, 2010 and through August 13, 2010, we sold and accepted $125,400 of gross offering proceeds to purchase 13,200 shares of our common stock.

Subsequent to June 30, 2010, additional organization and offering costs totaling approximately $9,500 were incurred by the Advisor and its affiliates on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because we are in an early stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of June 30, 2010, a 10% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

As of June 30, 2010, we had sold 1,887,700 shares of common stock in the Offering excluding shares purchased by our Sponsor and excluding vested restricted stock grants issued to certain officers and directors, raising gross proceeds of $17,933,150. From this amount, we have incurred approximately $5,233,000 in organization and offering costs (of which approximately $2,631,000 has been recorded in our financial statements). As of June 30, 2010, we had net offering proceeds from the Offering of approximately $16,314,000 which includes shares purchased by our Sponsor and the vesting of restricted stock grants and stock options issued to certain executive officers and directors. We have used the net offering proceeds to purchase our interests in eight properties, two of which have been subsequently sold, and to originate three loans, (two of which we have obtained the underlying real estate which served as collateral for the loans), to pay $594,000 in acquisition or origination fees, $216,953 in disposition fees, and $337,742 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds from our initial public offering to date (along with how we used cash from operating activities) through June 30, 2010, see our condensed consolidated statements of cash flows included in this report.

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

SHOPOFF PROPERTIES TRUST, INC.
(Registrant)

Date August 13, 2010	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer
(Principal Executive Officer)

Date August 13, 2010	By:	/s/ Kevin M. Bridges
Kevin M. Bridges
Chief Financial Office
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