Form 10-K/A
period 2009-12-31
Shopoff Properties Trust, Inc.
filed 2010-10-28
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the Transition Period from ____ to _____

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

Explanatory Note

We, Shopoff Properties Trust, Inc. (“we”, “us”, “our”), are filing this Amendment No. 1 ("Amendment No. 1") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "Form 10-K"), which was originally filed with the Securities and Exchange Commission on March 30, 2010. This Amendment No. 1 is being filed solely for the purpose of correcting the certifications set forth in Exhibits 31.1 and 31.2 to delete the titles of the certifying executives within the text and in 32.1 and 32.2 to add language regarding our results of operations that was inadvertently omitted.

This Amendment No. 1 amends and restates Exhibits 31.1, 31.2, 32.1 and 32.2 in their entirety. No other information included in the original Form 10-K is amended hereby.  Accordingly, this Amendment No. 1 to our Annual Report on Form 10-K does not reflect events occurring after the original filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as described above. This amendment should be read in conjunction with the original Form 10-K and our other reports filed with the Securities and Exchange Commission subsequent to the filing of our original Form 10-K, including any amendments to those filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SHOPOFF PROPERTIES TRUST, INC.

Date: October 28, 2010
	By:	/s/ William A. Shopoff
William A. Shopoff
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.

31.1	Certification of William A. Shopoff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kevin M. Bridges pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of William A. Shopoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin M. Bridges pursuant to Section 906 of the Sarbanes-Oxley Act of 2002