Form 10-Q/A
period 2010-06-30
Shopoff Properties Trust, Inc.
filed 2010-10-28
CIK 1382134

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

Explanatory Note

We, Shopoff Properties Trust, Inc. (“we”, “us”, “our”), are filing this Amendment No. 1 ("Amendment No. 1") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission on August 13, 2010. This Amendment No. 1 is being filed solely for the purpose of correcting the certifications set forth in Exhibits 31.1 and 31.2 to delete the titles of the certifying executives within the text and in 32.1 and 32.2 to add language regarding our results of operations that was inadvertently omitted.

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