Form 10-Q
period 2010-09-30
Shopoff Properties Trust, Inc.
filed 2010-11-22
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐ No ☒

As of November 22, 2010, there were 2,011,750 shares of Shopoff Properties Trust, Inc. outstanding.

We are filing this Form 10-Q for the quarterly period ended September 30, 2010 before our independent registered public accounting firm completed its review of the condensed consolidated financial statements for the period then ended.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The September 30, 2010 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the quarter end were prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the September 30, 2010 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2009, included in the Company’s Form 10-K previously filed with the SEC on March 30, 2010.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Assets
Cash and cash equivalents	$33,362	$146,022
Restricted cash	305,889	189,953
Note and interest receivable	699,202	662,345
Real estate investments	18,785,654	19,034,147
Prepaid expenses and other assets, net	66,511	76,631
Due from related parties	380,390	—
Loan fees and related loan expenses, net	60,652	—
Real estate deposits	10,000	—
Property and equipment, net	68,061	100,211
Total Assets	$20,409,721	$20,209,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$646,351	$536,047
Due to related parties	35,826	16,700
Interest payable	101,666	72,493
Income taxes payable	—	42,986
Notes payable secured by real estate investment, net of interest reserve	4,298,416	4,900,000
Total Liabilities	5,082,259	5,568,226
Commitments and Contingencies
Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,011,750 and 1,912,100 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	20,118	19,121
Additional paid-in capital, net of offering costs	17,158,084	15,768,971
Subscribed stock, $0.01 par value, 6,300 shares subscribed but not issued at December 31, 2009	—	59,850
Accumulated deficit	(1,850,840)	(1,206,959)
Total Shopoff Properties Trust, Inc. stockholders equity	15,327,362	14,640,983
Non-controlling interest	100	100
Total stockholder’s equity	15,327,462	14,641,083
Total Liabilities and Stockholder’s Equity	$20,409,721	$20,209,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Sale of real estate	$—	$—	$2,231,775	$5,000,000
Interest income, notes receivable	26,425	42,345	71,876	387,819
Interest income and other	—	5,212	—	31,890
Other income	49,115	—	49,115	—
Loan fees	—	30,000	—	30,000
	75,540	77,557	2,352,766	5,449,709

Expenses:
Cost of sales of real estate	—	51,920	1,487,956	2,958,928
Stock based compensation	182,456	474,556	407,420	474,556
Professional fees	44,988	84,038	233,251	341,897
Due diligence costs related to properties not acquired	—	1,687	38,780	33,947
Acquisition fees paid to advisor	—	—	—	69,000
Dues and subscriptions	47,311	37,008	106,586	124,802
Insurance	51,204	52,176	152,072	163,779
General and administrative	181,486	27,846	443,094	160,398
Director compensation	46,375	40,614	142,125	117,433
	553,820	769,845	3,011,284	4,444,740
Net (loss) income before income taxes	(478,280)	(692,288)	(658,518)	1,004,969
Provision (benefit) for income taxes	—	(48,663)	(14,637)	67,818
Net (loss) income available to common shareholders per common share:	$(478,280)	$(643,625)	$(643,881)	$937,151
Basic	$(0.24)	$(0.34)	$(0.33)	$0.50
Diluted	$(0.24)	$(0.34)	$(0.33)	$0.45
Weighted-average number of common shares outstanding used in per share computations:
Basic	1,965,382	1,876,546	1,944,592	1,867,947
Diluted	1,965,382	1,876,546	1,944,592	2,084,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2010 and 2009
(Unaudited)

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Cash Flows From Operating Activities
Net (loss) income	$(643,881)	$937,151
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate investment	(743,819)	(2,069,914)
Due from related parties	380.390	—
Loan fee from new issuance of debt secured by real estate investment	(50,000)	—
Interest receivable from real estate-related investment	(71,857)	(63,173)
Interest expense from new loan secured by real estate investment	10,000	—
Depreciation expense	33,594	17,761
Amortization expense	2,637	—
Stock based compensation expense	407,420	474,556
Changes in assets and liabilities:
Due to related parties	19,126	(117,580)
Accounts payable and accrued liabilities	110,304	218,663
Income taxes payable	(42,986)	—
Interest payable	29,173	—
Interest and loan fee receivable	35,000	—
Loan fees and related loan expenses, net	(13,289)	—
Prepaid expenses and other assets, net	10,120	(58,565)
Due from related parties	(380,390)	—
Net cash used in operating activities	(908,458)	(661,101)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,444)	(80,780)
Real estate investments	(901,941)	(6,511,917)
Proceeds from sale of real estate investment, net	1,894,253	4,684,047
Real estate deposits	(10,000)	1,300,000
Net cash provided by (used in) investing activities	980,868	(608,650)
Cash Flows From Financing Activities
Repayment of notes payable secured by real estate investment	(1,491,584)	—
Proceeds from new loan secured by real estate investment	880,000	—
Offering costs paid to advisor	—	(477,965)
Issuance of common stock to subscribers	542,450	188,100
Restricted cash	(115,936)	(43,701)
Net cash used in financing activities	(185,070)	(333,566)
Net change in cash	(112,660)	(1,603,317)
Cash, beginning of period	146,022	7,486,696
Cash, end of period	$33,362	$5,883,379
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Acquisition of land with assumption of debt	$—	$2,000,000
Cash paid for interest	$263,169	$—
Cash paid for income taxes	$37,000	$91,500
Pre-paid interest from new loan secured by real estate investment	$120,000	$—

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

The Company has concluded its best-efforts initial public offering in which it offered 2,000,000 shares of its common stock at a price of $9.50 per share and 18,100,000 shares of common stock at $10.00 per share. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of September 30, 2010, the Company had accepted subscriptions for the sale of 1,919,400 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 71,250 shares of vested restricted stock issued to certain officers and directors. As of August 29, 2010, the end of the offering period, the Company had 80,600 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale and subsequently proceeded with the deregistration of these shares totaling 18,180,600 through the filing of a post effective amendment number 7 with the SEC. The SEC declared this post effective amendment number 7 effective on September 7, 2010.

The Company adopted December 31 as its fiscal year end.

As of September 30, 2010, the Company owned six properties (See Note 4 for additional information):

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

Through September 30, 2010, the Company had originated three loans: a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc., of which one loan, the $600,000 secured loan due from Mesquite Venture I, LLC, was outstanding as of September 30, 2010 and December 31, 2009 (See Note 3).

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

Liquidity Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of September 30, 2010, the Company had an accumulated deficit of $1,850,840 and also had negative cash flows from operations for the nine months ended September 30, 2010 and for the year ended December 31, 2009 of approximately $908,000 and $557,000, respectively and only has $33,362 in cash and owes vendors $646,351. As further discussed in Note 4, in November 2009 the Company paid $9.6 million in a combination of cash and a seller financed purchase note as part of the consideration to purchase 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California, and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, which significantly reduced funds available for operations as of December 31, 2009. In addition and as of December 31, 2009, the Company had two notes payable to TSG Little Valley, L.P. and AZPro Developments Inc., totaling $4,900,000 and maturing in 2010. These conditions raised concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following actions: Subsequent to December 31, 2009, management extended each of the two notes payable discussed above for one year in exchange for a principal pay down at the initial maturity dates of at least $500,000 for each note and an increase in the existing interest rate for each note of two percent. As further discussed in Note 5, as of September 30, 2010, the two notes payable, have been partially paid down, as during the three months ended March 31, 2010, the Company made a $991,584 principal reduction on the $2,900,000 secured promissory note to TSG Little Valley, L.P., resulting in a current principal balance of $1,908,416, and during the three months ended September 30, 2010, the Company made a $500,000 principal reduction on the $2,000,000 secured promissory note to AZPro Developments, Inc. As also discussed in Note 5, on August 31, 2010, SPT-Lake Elsinore Holding Co. LLC, closed a secured loan from Cardinal Investment Properties – Underwood, L.P. in the amount of $1,000,000 made pursuant to a loan agreement between SPT – Lake Elsinore Holding Co. LLC and Cardinal Investment Properties – Underwood, L.P. dated August 30, 2010. SPT – Lake Elsinore Holding Co, LLC used the proceeds from Cardinal Investment Properties – Underwood, L.P. to pay a delinquent special assessment from the Watson Road Community Facilities District, payable to the City of Buckeye in Arizona, in the approximate amount of $276,434, to make the aforementioned $500,000 principal payment to AZPro Developments, Inc. as required under a secured promissory note in favor of AZPro Developments, Inc., and to pay other outstanding liabilities of the Company. Additionally, the Company’s sole broker-dealer, Shopoff Securities, Inc. was able to increase its sales of Company common stock during the current calendar year up to the termination of the offering on August 29, 2010 as compared to results for the twelve months ended December 31, 2009. The Company sold, $542,450 in common stock sales during the current calendar year up to the termination of the offering on August 29, 2010 compared to $188,100 for the twelve months ended December 31, 2009.

Management also believes that, (i) sales of Company assets as an alternative funding source is viable as on February 3, 2010, the Company closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by the Company, and on October 8, 2010 the Company received an unsolicited purchase offer on an existing Company asset from a third-party at a purchase price that was 82% higher than the purchase price originally paid for the asset by the Company . Although management is currently evaluating this offer, management believes this offer represents a buyer with an opportunistic profile similar to the Company and does not represent the current market value for this Company asset. As an example, on October 22, 2010 management learned that a project with similar size and entitlement status within one mile of the existing Company asset that received the unsolicited purchase price 82% higher than the purchase price originally paid for the asset by the Company, was sold for a purchase price that in comparable terms, would be approximately 336% higher than the purchase price originally paid for the asset by the Company; (ii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature; however, the Company is currently in preliminary discussions with a non-conventional lender who may refinance the existing secured promissory note originated by TSG Little Valley, L.P. If a new loan is approved by this aforementioned non-conventional lender, this refinance would pay off the remainder of the TSG Little Valley, L.P. loan and give the Company additional working capital to fund general operations; (iii) a recapitalization of the Company whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as the Company is working with a real estate private equity firm that has expressed an interest in taking a partial ownership position with existing Company assets; and (iv) the Advisory Agreement dated August 29, 2007 as amended, entered into between the Company, the operating partnership, and our advisor, states that within 60 days after the end of the month in which the offering terminates, the Advisor shall reimburse the Company for any excess organizational and offering expense reimbursement. The Advisor owes the Company approximately $381,000 and such reimbursement is due on or before October 31, 2010 (see Note 10). As a result of the extension of the notes payable maturity dates, the new secured loan closed August 31, 2010, and the increase in common stock sales as compared to the twelve months ended December 31, 2009, in addition to (i), (ii), (iii), and (iv) above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s condensed consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s condensed consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the three and nine month periods ended September 30, 2010 and as of December 31, 2009.

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of September 30, 2010, we did not have any Bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

As of September 30, 2010, the Company maintained marketable securities in a money market account, however the outstanding balance of this money market account as of September 30, 2010 was not in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

Long-Lived Assets and Impairments

The Company’s policy requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset held for use is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There were no impairment losses recorded for the three and nine month periods ended September 30, 2010 and 2009 and the year ended December 31, 2009.

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

As of September 30, 2010, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 71,250 of which were vested as of September 30, 2010 and 102,500 of which remain unvested as of September 30, 2010. However, such unvested shares were not included in the calculation of EPS for the three and nine months ended September 30, 2010 since their effect would be anti-dilutive.

As of September 30, 2010, the Company had 123,750 stock options that were granted to certain directors and officers, 42,900 of which were vested as of September 30, 2010 and 80,850 of which remain unvested as of September 30, 2010. The 123,750 stock options were not included in the calculation of EPS for the three and nine months ended September 30, 2010 since their effect would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	( Unaudited)		( Unaudited)
Numerator:
Net (loss) income	$(478,280)	$(643,625)	$(643,881)	$937,151

Denominator:
Weighted average outstanding shares of common stock	1,965,382	1,876,546	1,944,592	1,867,947
Effect of contingently issuable restricted stock	—	—	—	138,750
Effect of contingently issuable stock options	—	—	—	78,000
Weighted average number of common shares and potential common shares outstanding	1,965,382	1,876,546	1,944,592	2,084,697

Basic (loss) income per common share	$(0.24)	$(0.34)	$(0.33)	$0.50
Diluted (loss) income per common share	$(0.24)	$(0.34)	$(0.33)	$0.45

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of September 30, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at September 30, 2010 and December 31, 2009:

	As of September 30, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$27,204	$27,204	$27,204	$—	$—

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$45,996	$45,996	$45,996	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the nine and twelve months ended September 30, 2010 and December 31, 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at September 30, 2010 and December 31, 2009, respectively). Earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of September 30, 2010, the Company did not have any unrecognized tax benefits.

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

3. NOTE AND INTEREST RECEIVABLE

As of September 30, 2010 and December 31, 2009, the Company, through a wholly owned subsidiary, had invested in a real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of September 30, 2010	Book Value as of December 31, 2009	Contractual Interest Rate	Annual Effective Interest Rate at September 30, 2010	Maturity Date as of September 30, 2010
Mesquite Venture I Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$691,211	$600,000	14.00%	14.00%	1/15/2011

Reserve for loan losses				—	—
				$691,211	$600,000

The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2010:

Real estate loans receivable — December 31, 2009	$600,000
Provision for loan losses	—
Loan reinstatement and modification, outstanding accrued and unpaid interest added to principal balance	91,211
Real estate loans receivable — September 30, 2010	$691,211

On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, a real estate loan for an amount of $600,000. The borrower was Mesquite Venture I, LLC. All attorney and closing costs were paid by the borrower. The loan was a second position lien behind a $3,681,000 first position lien (the “Senior Loan”). The term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $4,250,000 as of August 5, 2009. This loan is also secured by personal guarantees from four separate individuals.

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of September 30, 2010 was $42,000.

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

Mesquite Venture I, LLC and the Company’s Advisor agreed that if Mesquite Venture I, LLC paid (i) all past due payments required as outlined in the extension agreement, (ii) the April 1, 2010 payment of $10,000, and (iii) reimbursed SPT Real Estate Finance $10,000 for attorney’s fees incurred due to Mesquite Venture I, LLC’s failure to make timely payments as outlined in the extension agreement, SPT Real Estate Finance would consider Mesquite Venture I, LLC reinstated and would not pursue the guarantees from Mesquite Venture I, LLC and would no longer demand payment in full on their secured note. The total amount due from Mesquite Venture I, LLC was $40,000.

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000.

This note matured on May 15, 2010 and SPT Real Estate Finance, LLC did not receive payment in full as agreed to by Mesquite Venture I, LLC. Management began discussions with Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC and on or about August 13, 2010, management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement whereby management (i) granted an extension to Mesquite Venture I, LLC resulting in a new maturity date of January 15, 2011, (ii) agreed to waive extension fees relating to the modification, (iii) agreed the interest rate during the extension period would be 14%, (iv) added all accrued and unpaid interest through the date of the reinstatement and modification to the outstanding principal balance of the promissory note, (v) agreed during the extension period, Mesquite Venture I, LLC would make monthly payments of $5,000 towards accrued and unpaid interest, and (vi) agreed Mesquite Venture I, LLC would provide additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns a hotel site in northern California.

For the three months ending September 30, 2010, SPT Real Estate Finance, LLC recorded interest income of $26,425 on the secured real estate loan. Due to a condition of the reinstatement and modification agreement that provided that all accrued and unpaid interest through the date of the reinstatement and modification would be added to the outstanding principal balance of the promissory note, $13,430 of the $26,425 accrued interest receivable was added to the principal balance of the secured real estate loan during the three months ending September 30, 2010. The Company recognized interest income of $21,173 related to this note for the three months ended September 30, 2009.

For the nine months ending September 30, 2010, SPT Real Estate Finance, LLC recorded interest income of $71,876 on the secured real estate loan. Due to a condition of the reinstatement and modification agreement that provided that all accrued and unpaid interest through the date of the reinstatement and modification would be added to the outstanding principal balance of the promissory note, $48,866 of the $71,876 accrued interest receivable was added to the principal balance of the secured real estate loan during the nine months ending September 30, 2010. The Company recognized interest income of $62,827 related to this note for the nine months ended September 30, 2009.

SPT Real Estate Finance, LLC had an outstanding interest receivable of $7,991 as of September 30, 2010 and $42,345 as of December 31, 2009.

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

On April 17, 2009, SPT-Lake Elsinore Holding Co., LLC closed on the purchase of real property constituting sixty five (65) finished lots and six (6) lettered lots located in the City of Lake Elsinore, Riverside County, California, for the purchase price of $650,000 (Wasson Canyon Project). The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”), dated April 14, 2009, by and between the SPT-Lake Elsinore Holding Co., LLC, as buyer and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company, as seller.

Pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type.

In addition, pursuant to the Purchase Agreement, MS Rialto Wasson Canyon CA, LLC had the right of first refusal to repurchase the Wasson Canyon Project from SPT-Lake Elsinore Holding Co., LLC. Under the terms of the right of first refusal agreement entered into in connection with this transaction, MS Rialto Wasson Canyon CA, LLC could exercise its right of first refusal by matching the terms and conditions of a bona fide offer received by SPT-Lake Elsinore Holding Co., LLC from a third party to purchase all or a portion of the Wasson Canyon Project.

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

The Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $15,606 in asset management fees since the consummation of the transaction.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received a disposition fee equal to 3% of the contract purchase price, or $66,953, upon consummation of the transaction.

The Company used the net proceeds from the sale for payment of outstanding liabilities of the Company, a partial pay down on an existing promissory note, and other general corporate purposes.

As of the nine months ended September 30, 2010, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $650,000, an additional $838,000 in capitalized project costs including the previously mentioned $19,500 acquisition fee, and $66,953 disposition fee, resulting in a gain on the sale of this asset of approximately $744,000.

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

In the process of satisfying its obligation to replace existing SIA’s, Seller agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts or $305,889, $130,102 which was issued on January 6, 2010 and $175,787 which was issued on February 8, 2010.

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

See Note 10 for additional information.

Underwood Project

On May 19, 2009, SPT Lake Elsinore Holding Co., LLC, closed on the purchase of real property constituting 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the “Underwood Project.” The purchase price was $1,650,000. The purchase was made pursuant to a Purchase Agreement, dated May 13, 2009, by and between SPT-Lake Elsinore Holding Co., LLC as buyer and U.S. Bank National Association as seller.

U.S. Bank National Association is not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $49,500, upon consummation of the transaction.

On August 31, 2010, SPT-Lake Elsinore Holding Co., LLC closed a closed a secured loan from Cardinal Investment Properties – Underwood, L.P. The loan amount was $1,000,000 and was made pursuant to a loan agreement between SPT-Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Underwood, L.P. dated August 30, 2010. See note 5 for additional information.

Cardinal Investment Properties – Underwood, L.P. is not affiliated with the Company or any of its affiliates.

As of the nine months ended September 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $48,149 in asset management fees since the consummation of the transaction.

As of the nine months ended September 30, 2010, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $145,314 in capitalized project costs, including the previously mentioned $49,500 acquisition fee.

Desert Moon Estates Project

On July 31, 2009, SPT AZ Land Holdings, LLC, an entity wholly owned by the Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona. The purchase price was $3,000,000. The purchase was made pursuant to a Purchase Agreement, dated June 29, 2009, by and between SPT AZ Land Holdings, LLC as buyer and AZPro Developments, Inc., an Arizona corporation as seller. Thereafter, SPT AZ Land Holdings, LLC and AZPro Developments, Inc. executed a First Amendment to the Purchase Agreement modifying the terms of the original Purchase Agreement through the addition of a $2,000,000 Secured Promissory Note in favor of AZPro Developments, Inc. (the “Promissory Note”) (see Note 5) and deed of trust wherein AZPro Developments, Inc. would act as beneficiary, reducing the cash required to close from $3,000,000 to $1,000,000.

On July 13, 2010 the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on June 1, 2010. The Desert Moon Estates Project is obligated to pay a bi-annual special assessment to the City of Buckeye, Arizona and management was in communication with the City of Buckeye, Arizona regarding this past due amount which approximated $276,000. The Notice required full payment by August 18, 2010. If the Company was unable to make the full payment by August 18, 2010, the City of Buckeye had additional remedies for payment available to them including the ability to start foreclosure proceedings against the property. Management paid this past due special assessment on September 3, 2010 and the City of Buckeye subsequently informed management that the Desert Moon Estates project was in current status.

AZPro Developments, Inc. is not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.

As of the nine months ended September 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $75,735 in asset management fees since the consummation of the transaction.

As of the nine months ended September 30, 2010, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $833,644 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county and CFD taxes and accrued interest on the secured promissory note to AZPro Development, Inc.

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

As of the nine months ended September 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $55,553 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

As of the nine months ended September 30, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $172,537 in capitalized project costs comprised primarily of county tax payments.

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

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 11,000 shares as of September 30, 2010, which represents approximately 0.55% of our total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

TSG Little Valley L. P. is a shareholder of the Company with ownership of 32,200 shares as of September 30, 2010, which represents approximately 1.60% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

As of the nine months ended September 30, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $169,108 in asset management fees since the consummation of the transaction.

As of the nine months ended September 30, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $9,600,000, an additional $759,512 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county taxes, appraisal expenses, and accrued interest on the secured promissory note to TSG Little Valley, L.P.

See Note 10 for additional information.

5. NOTE PAYABLE SECURED BY REAL ESTATE INVESTMENT

Desert Moon Estates Note Payable

As discussed in Note 4 and in connection with the closing of Desert Moon Estates, SPT AZ Land Holdings, LLC executed a $2,000,000 promissory note and deed of trust in favor of AZPro Developments, Inc.

Interest on the Promissory Note accrued on the principal outstanding from the date of the promissory note at a rate of six percent (6.00%) per annum. Payments of interest only were due quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the original maturity date of this note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on this note was to be due and payable in full. The note is secured by a Deed of Trust with Assignment of Rents which encumbers the Desert Moon Estates Property. SPT AZ Land Holdings, LLC may prepay in whole or in part the principal amount outstanding under this note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to AZPro Developments, Inc., without penalty or premium.

On March 11, 2010, our affiliate SPT AZ Land Holdings, LLC, executed an extension on the existing $2,000,000 secured promissory note with AZPro Development Inc. A one year extension of the maturity date was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $500,000 on or before the original maturity date of July 31, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010. In addition to the principal pay down of $500,000 on or before the original maturity date of July 31, 2010, SPT AZ Land Holdings, LLC agreed to pay current, all project taxes including any special assessments. The $500,000 principal pay down date of July 31, 2010 was extended to August 31, 2010. SPT AZ Land Holdings, LLC paid the principal pay down of $500,000 on September 2, 2010.

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

For the three months ended September 30, 2010, SPT AZ Land Holdings, LLC recognized interest expense of $33,863 on the outstanding note balance and made interest payments totaling $30,247 to AZPro Developments, Inc.

For the nine months ended September 30, 2010, SPT AZ Land Holdings, LLC recognized interest expense of $93,370 on the outstanding note balance and made interest payments totaling $89,753 to AZPro Developments, Inc.

As of September 30, 2010, total outstanding balance related to this note was $1,500,000.

Tuscany Valley Properties Note Payable

As discussed in Note 4 and in connection with the closing of Tuscany Valley Properties, SPT-Lake Elsinore Holding Co. LLC executed a $2,900,000 all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P.

The note accrued interest at a rate of twelve percent per annum, and had an initial maturity date in twelve months at which time all accrued and unpaid interest and principal were due in full. No payments were due during the term of the note. The note with its loan balance of $2,900,000 includes the unpaid balance of that certain other promissory note having a loan date of April 3, 2006, in the original principal amount of $2,000,000, payable by TSG Little Valley, L.P to 1st Centennial Bank (the “Included Note”). The Included Note is secured by a deed of trust dated April 3, 2006 and recorded on April 10, 2006 in the Official Records of Riverside County, California as Instrument No. 2005-0254320. The outstanding principal balance on the Included Note as of November 3, 2009 was approximately $1,750,000 and had matured on February 1, 2009. The current payee under the Included Note is Multibank 2009-1 CRE Venture, LLC.

On March 5, 2010, our affiliate SPT-Lake Elsinore Holding Co., LLC, executed a one year extension on the existing $2,900,000 secured promissory note with TSG Little Valley, L.P. in exchange for a principal pay down of at least $500,000 on or before the original maturity date of November 6, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010. As of September 30, 2010, a principal pay down of $991,584 had been made on the TSG Little Valley, L.P. promissory note.

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

For the three months ended September 30, 2010, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $57,723 on the outstanding all-inclusive promissory note and made interest payments totaling $50,000 to TSG Little Valley, L.P.

For the nine months ended September 30, 2009, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $188,972, on the outstanding all-inclusive promissory note and made principal and interest payments totaling $1,155,000 to TSG Little Valley, L.P. Of the principal and interest payments totaling $1,155,000 paid to TSG Little Valley, L.P., $991,584 comprised principal payments and $163,416 comprised interest payments.

As of September 30, 2010, the outstanding balance related to this note was $1,908,416.

See Note 10 for additional information.

Underwood Note Payable

As discussed in Note 1 and in Note 4, on August 31, 2010, SPT-Lake Elsinore Holding Co. LLC (“Borrower”), closed a secured loan from Cardinal Investment Properties – Underwood, L.P. (“Lender”). The Lender is not affiliated with the Company.  The loan amount was $1,000,000 and was made pursuant to a loan agreement between Borrower and Lender dated August 30, 2010.

The loan bears interest at a rate of twelve percent per annum, and has a maturity date in twenty-four months at which time all accrued and unpaid interest and principal is due in full. A non-refundable interest payment equal to the first year’s interest for the loan was prepaid out of the Loan amount of the initial Loan funding in the amount of $120,000. Thereafter, interest is due and payable quarterly, commencing on the date that is three months after the one-year anniversary of the disbursement date. An initial loan fee of five percent of the Loan amount, or $50,000, is payable to Lender upon the earliest to occur of (i) full repayment of the loan, (ii) a default by the Borrower under the loan, or (iii) the first anniversary date of the Loan.  Borrower may extend the loan for up to two additional periods of six months, provided (i) Borrower is not in default at the time of the extension, (ii) Borrower gives written notice to Lender of its intent to extend no less than ten days prior to the then-current maturity date, (iii) Borrower makes payment to Lender of a two percent loan extension fee, based on the then-outstanding loan balance, and (iv) Borrower makes payment to Lender of any unpaid interest accrued under the loan. Interest accruing under the loan during an extension period shall be paid monthly in arrears.

The loan is secured by a deed of trust with assignment of rents in favor of Lender on property purchased by the Company on May 19, 2009. The Underwood property is comprised of five hundred forty-three unimproved residential lots in the City of Menifee, California. Borrower has agreed to indemnify and hold harmless Lender from and against any and all indemnified costs directly or indirectly arising out of or resulting from any hazardous substance being present or released in, on or around, or potentially affecting, any part of the property securing the loan.

If Borrower fails to make any payment when required under the promissory note, Lender has the option to immediately declare all sums due and owing under the promissory note.

Borrower used the proceeds from this loan (i) to pay a delinquent special assessment from the Watson Road Community Facilities District, payable to the City of Buckeye in Arizona, in the approximate amount of $276,434, (ii) to make a $500,000 principal payment to AZPro Developments, Inc. as required under a secured promissory note in favor of AZPro Developments, Inc. This payment was originally due July 31, 2010 but was extended by one month to August 31, 2010, and (iii) for payment of other outstanding liabilities of the Company.

For the three months ended September 30, 2010, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $10,000 on the outstanding note balance and reduced the previously mentioned pre-paid interest payment of $120,000 by $10,000 to reflect the interest payment to Lender.

As of September 30, 2010, the outstanding balance related to this loan was $890,000.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of September 30, 2010 including the pre-paid interest from new loan secured by real estate investment and for the years ending on December 31 approximated the following:

2010	$—
2011	3,408,416
Thereafter	1,000,000
$4,408,416

6. STOCKHOLDERS’ EQUITY

Common Stock

On August 29, 2007, the Company commenced a best-efforts initial public offering of 2,000,000 shares of its common stock at an offering price of $9.50 per share. If 2,000,000 shares were sold, the offering price would then increase to $10.00 per share until an additional 18,100,000 shares of common stock were sold or the offering terminated. The offering terminated on August 29, 2010.

On November 27, 2006, The Shopoff Group L.P., the Company’s sponsor, purchased 21,100 shares of the Company’s common stock for total cash consideration of $200,450.

As of September 30, 2010, the Company had sold and accepted 1,919,400 shares of its common stock for $18,234,300 not including 21,100 shares issued to The Shopoff Group L.P. and not including 71,250 shares of vested restricted stock previously issued to certain officers and directors. As of December 31, 2009, the Company had sold and accepted 1,856,000 shares of its common stock for $17,632,000 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock previously issued to certain officers and directors.

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

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. On August 29, 2010, 35,000 shares of restricted stock grants vested. On September 23, 2010, 1,250 shares of restricted stock grants vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, and 5,000 shares of restricted stock were subsequently reissued. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director. As of September 30, 2010, 102,500 shares of restricted stock remained unvested and outstanding.

The 71,250 vested restricted stock grants were recorded as credit of $712 to common stock for the par value of the vested restricted stock grants and $676,163 to additional paid-in capital in the accompanying consolidated balance sheets.

For the three months ended September 30, 2010, the Company recognized compensation expense of $86,092 comprised of accrued compensation expenses for restricted stock grants. Of the $86,092 accrued compensation expenses for restricted stock grants, $58,386 relates to restricted stock grants that vested during the three months ended September 30, 2010 and $27,708 relates to restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $27,708 ends August 29, 2011. For the three months ended September 30, 2009, the Company recognized compensation expense of $360,208 comprised of accrued compensation expenses for restricted stock grants. Of the $360,208 accrued compensation expenses for restricted stock grants, $332,500 related to restricted stock grants that vested during the three months ended September 30, 2009 and $27,708 related to restricted stock grants that had not yet vested but whose expense was being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $27,708 ended August 29, 2010.

For the nine months ended September 30, 2010, the Company recognized compensation expense of $258,280 comprised of accrued compensation expenses for restricted stock grants.  Of the $258,280 accrued compensation expenses for restricted stock grants, $230,572 relates to restricted stock grants that vested during the nine months ended September 30, 2010 and $27,708 relates to restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $27,708 ends August 29, 2011. For the nine months ended September 30, 2009, the Company recognized compensation expense of $360,208 comprised of accrued compensation expenses for restricted stock grants. Of the $360,208 accrued compensation expenses for restricted stock grants, $332,500 related to restricted stock grants that vested during the nine months ended September 30, 2009 and $27,708 related to restricted stock grants that had not yet vested but whose expense was being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $27,708 ended August 29, 2010.

Stock Option Grants

The Company issues stock grants under its 2007 Equity Incentive Plan. The options granted vest in 4 or 5 equal installments beginning on the grant date and on each anniversary of the grant date over a period of 3 or 4 years. The options have a contractual term of 10 years. A summary of the Company’s common stock option activity as of and for the nine months ended September 30, 2010 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	78,000	$9.50
Granted	45,750	$9.50
Outstanding at September 30, 2010	123,750	$9.50

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

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Expected volatility	75%	70%
Expected term	6.8 yrs	6.9 yrs
Risk-free interest rate	1.95%	3.00%
Dividend yield	—%	—%
Weighted –average grant date fair value	$6.35	$6.44

The following is a summary of stock option expense for the periods indicated which was recorded to additional paid-in capital in the accompanying consolidated balance sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock Option Expense	$96,364	$114,348	$149,140	$114,348

Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

Based on the closing stock price of $9.50 at September 30, 2010, aggregate intrinsic value of options outstanding at September 30, 2010 was zero.

Options outstanding that have vested and are expected to vest as of September 30, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	42,900	$9.50	9.2
Expected to vest	80,850	9.50	9.4
Total	123,750	$9.50	9.3

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. We are allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor is required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceed 12.34% of the gross offering proceeds within 60 days of the close of the month in which the offering terminated. The offering terminated on August 29, 2010 and reimbursement is due us on October 31, 2010. As of September 30, 2010, we had reimbursed the Advisor approximately $381,000 in excess of the 12.34% limit. The $381,000 was recorded as a receivable with an offset to additional paid-in-capital in the accompanying consolidated balance sheets.  See Note 10 for additional information.

As of September 30, 2010 and December 31, 2009, organizational and offering costs and expenses approximated $5,274,000 and $5,111,000, respectively. Of the approximately $5,274,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs were netted against additional paid-in capital in the accompanying consolidated balance sheets.

On November 27, 2006, the Advisor contributed $100 for a 1% limited partnership interest in the Operating Partnership. Such investment is reflected as a non-controlling interest in the accompanying consolidated financial statements.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged in the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) is not receiving any selling commissions in connection with the offering, but is entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares is not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and is contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee will not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of September 30, 2010, the offering had been completed and the Sponsor had completed its obligations to Shopoff Securities Inc., analyzing whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

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

8 COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities is the Company’s broker-dealer for its ongoing public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of November 22, 2010, neither the Company nor Shopoff Securities has received communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations.

Legal Matters

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC is the subject of a binding arbitration proceeding as described above under “Winchester Ranch (Pulte Home Project)”. The Company believes the binding arbitration proceeding will have no material adverse effect on its results of operations or financial condition.

Organizational and Offering Costs

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC and the minimum offering amount was raised. The Company’s obligation for such costs and expenses will not exceed 12.34% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement. During 2008, 2009 and the nine months ended September 30, 2010, the Company reimbursed its Advisor and affiliated entities approximately $2,631,000. As of September 30, 2010, the Advisor and affiliated entities have incurred approximately $3,023,000 in excess of the 12.34% limitation on organizational and offering costs. The Company is not obligated to reimburse the Advisor or other affiliated entities any amount above 12.34% of gross offering proceeds (see Note 7).

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

9. REGISTRATION STATEMENT

The Company filed Post Effective Amendment No. 7 to our registration statement on Form S-11 for the Company’s ongoing initial public offering with the SEC on August 30, 2010. On September 7, 2010, the SEC declared our Post Effective Amendment No. 7 to our registration statement on Form S-11 for our on-going initial public offering effective. Our offering period ended August 29, 2010 and the purpose of Post Effective Amendment No. 7 to our registration statement on Form S-11 was to deregister all unsold shares of the Company’s initial public offering.

10. SUBSEQUENT EVENTS

Real Estate Investments - Wasson Canyon Project

On November 2, 2010, SPT – Lake Elsinore Holding Co., LLC received notice from the County of Riverside, Transportation And Land Management Agency, that a notice of completion was issued for Miscellaneous Case 4036 (Tract 31792 in the City of Lake Elsinore) on July 27, 2010. This notice of completion resulted in a 90% security release on an existing Faithful Performance Bond and a 100% security release on an existing Material and Labor Bond previously obtained by SPT – Lake Elsinore Holding Co., LLC.  When SPT-Lake Elsinore Holding Co., LLC originally purchased the Wasson Canyon Project, SPT – Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing. In the process of satisfying its obligation to replace existing SIA’s, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts or $305,889. Due to the reduction in the total amount of outstanding bonds, management is in the process of working to reduce the surety’s collateral requirement and to ultimately gain the release of a portion of the letter of credits provided to the surety underwriting the bonds. Management estimates that this process could result in a release of up to $165,000 of the current $305,889 in restricted cash and believes this process could be completed by December 31, 2010.

Real Estate Investments - Tuscany Valley Properties

On October 26, 2010, SPT – Lake Elsinore Holding Co., LLC deeded 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, originally purchased on November 5, 2009 as part of a larger transaction to a newly created limited liability company, SPT – Chino Hills, LLC which is 100% owned by the Operating Partnership and therefore its accounts are consolidated in the Company’s financial statements. The purpose of this transfer was to remove from SPT – Lake Elsinore Holding Co., LLC, property that was not located in the Lake Elsinore California submarket.

Tuscany Valley Properties Note Payable

On November 10, 2010 the Company received a Notice of Default And Election To Sell Under Deed of Trust (or “Notice”) from First American Title Insurance Company. This Notice was received when TSG Little Valley, L.P. failed to pay the outstanding principal balance to Multibank 2009-1 CRE Venture, LLC, the current payee (“Lender”) under the Included Note. Prior to receiving this Notice, representatives of TSG Little Valley, L.P. had been in discussions and ongoing negotiations with Lender regarding the Included Note with the intent of renegotiating the terms of or reaching a settlement on the Included Note. These discussions and ongoing negotiations to date have been unsuccessful and TSG Little Valley, L.P. and the Company received the Notice. The Company, when it purchased the Tuscany Valley Properties in November 2009, took ownership through a seller financed all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P. that included the Lender note. To date, the Company has not received a formal demand from TSG Little Valley, L.P. for payment to Lender. If TSG Little Valley, L.P. or the Company fails to reach a resolution with Lender, the Company could lose a portion of the Tuscany Valley Properties (approximately 163 of the 519 lots). Management is in discussions with TSG Little Valley, L.P. regarding the Notice and believes that a satisfactory resolution will be reached prior to the completion of the foreclosure process, which is a minimum of 120 days from Notice recordation, or November 5, 2010.

Other Related Party Transactions

As of November 22, 2010, we had not yet received from the Advisor and affiliated entities, approximately $381,000 which represents the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The Advisor is now in breach of contract with the Company.  The Company’s board of directors is aware of this breach of contract and is currently in discussions with the Advisor regarding the repayment of this Company receivable. The Company believes this receivable will be paid by the Advisor prior to December 31, 2010.

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

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. Our offering terminated August 29, 2010. As of September 30, 2010, we had sold 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor.

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

We filed a Post-Effective Amendment No. 7 to our registration statement on August 30, 2010. The SEC declared our Post-Effective Amendment No. 7 to our registration statement on Form S-11 for our on-going initial public offering effective on September 7, 2010.

We have used the proceeds of our initial public offering to acquire undeveloped real estate assets that present “value-added” opportunities or other opportunistic investments for our stockholders, to obtain entitlements on such opportunities if applicable, and to hold such assets as long-term investments for eventual sale. “Entitlements” is an all inclusive term used to describe the various components of our value added business plan. We will undertake various functions to enhance the value of our land holdings, including land planning and design, engineering and processing of tentative tract maps and obtaining required environmental approvals. All of these initial entitlements are discretionary actions as approved by the local governing jurisdictions. The subsequent entitlement process involves obtaining federal, state, or local biological and natural resource permits if applicable. Federal and state agencies may include the U.S. Army Corps of Engineers, the U.S. Fish and Wildlife Service, state wildlife, or others as required. By obtaining these approvals or entitlements, we can remove impediments for development for future owners and developers of the projects. It is through this systematic process that we believe that we can realize profits for our investors by enhancing asset values of our real estate holdings. The majority of the property acquired will be located primarily in the States of California, Nevada, Arizona, Hawaii and Texas. If market conditions dictate and if approved by our board of directors, we may invest in properties located outside of these states. On a limited basis, we may acquire interests in income producing properties and ownership interests in firms engaged in real estate activities or whose assets consist of significant real estate holdings, provided these investments meet our overall investment objectives. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, or wholly owned subsidiaries of the Operating Partnership. Our wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership. We have no paid employees. The Advisor conducts our operations and manages our portfolio of real estate investments.

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

Through September 30, 2010, we had purchased eight properties, two of which were subsequently sold, one on March 20, 2009 and one on February 3, 2010, and had originated three secured real estate loans, two of which were subsequently converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had one property in escrow as of September 30, 2010. We have placed no additional properties in escrow since September 30, 2010.

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

Through September 30, 2010, we have acquired eight properties and sold two properties. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company has recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $744,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. On August 31, 2010, we closed on a $1,000,000 loan secured by the third property purchased on May 19, 2009. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. As of September 30, 2010, we have made principal pay downs totaling $991,584 on the $2,900,000 seller note carry back and $500,000 on the $2,000,000 seller note carry back.

Through September 30, 2010, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of September 30, 2010, from the $600,000 loan we have earned $177,202 in interest income, $7,991 of which is accrued interest receivable, $78,000 of which has been paid to us by the borrower, $91,211 which was added to the principal balance upon the reinstatement and modification of this loan in August 2010, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $24,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of September 30, 2010, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we paid the Advisor asset management fees of $55,553.

Revenues for the three months ended September 30, 2010 approximated $75,540. These revenues consisted primarily of interest income on the note receivable and the receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009.

Expenses for the three months ended September 30, 2010 approximated $553,820. These expenses consisted primarily of cost of professional fees, stock based compensation, insurance, dues and subscriptions, director compensation, and general and administrative expenses.

For the three months ended September 30, 2010, we had a net loss of approximately $478,280 due primarily to interest income on notes receivable and the receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009, offset by stock based compensation, operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions, and general and administrative expenses.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Total revenues.  Total revenues decreased by $2,017, or 2.6% to $75,540 for the three months ended September 30, 2010 compared to $77,557 for the three months ended September 30, 2009. The significant components of revenue are discussed below.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $15,920 or 37.6% to $26,425 for the three months ended September 30, 2010 compared to $42,345 for the three months ended September 30, 2009. The decrease was related to the Company having only one note receivable outstanding for the three months ended September 30, 2010 compared to three notes for a portion of the three months ended September 30, 2009 and therefore earning less interest on the outstanding notes receivable. Two real estate loans receivable, made by the Company in January 2009, in the aggregate amount of $2,300,000, were subsequently turned into real estate owned on September 4, 2009, when grant deeds to the underlying real estate collateral were executed in favor of  SPT Real Estate Finance, LLC in exchange for a release of all of the borrowers obligations under the notes.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $5,212, or 100.0% to $0 for the three months ended September 30, 2010 compared to $5,212 for the three months ended September 30, 2009. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.

Other income.  This caption represents revenues earned from the miscellaneous or other non-recurring or non-typical sources. Other income increased $49,115, or 100.0% to $49,115 for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009. The Company received receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009. The refund received is not related to any current assets owned by the Company.

Loan fees.  This caption represents origination fees earned from investments in secured real estate loans. Loan fees decreased $30,000 or 100% to $0 for the three months ended September 30, 2010 compared to $30,000 for the three months ended September 30, 2009. The loan fee was earned when the Company approved an extension of a pending maturity date on an existing secured real estate note receivable originally made in September 2008.

Total expenses.  Total expenses decreased by $167,362, or 23.2% to $553,820 (including a provision for income taxes of $0) for the three months ended September 30, 2010 compared to $721,182 (including a benefit for income taxes credit of $(48,663)) for the three months ended September 30, 2009. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $0 in cost of sale of real estate for the three months ended September 30, 2010 compared to $51,920 for the three months ended September 30, 2009. The $51,920 in cost of sales of real estate for the three months ended September 30, 2009 was additional costs related to a real estate asset purchased by the Company in December 2008 and sold in March 2009 and management and other miscellaneous project costs related to other real estate assets purchased but not sold by the Company in 2009.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation decreased by $ 292,100 or 61.6% to $182,456 for the three months ended September 30, 2010 compared to $474,556 for the three months ended September 30, 2009. The decrease was primarily due to (i) the Company recognizing a thirteen months of service expense on restricted stock grants in 2009; prior to August 2009, the end of the first year of vesting for the restricted stock grants that were issued, the Company did not recognize service expense; the Company recognized three months of service on restricted stock grants issued during 2010, and (ii) the Company recognizing a smaller amount of option expense in 2010 as compared to 2009; in 2010, the Company issued a smaller amount of options as compared to 2009.

Professional fees.  Professional fees decreased by $39,050, or 46.5% to $44,988 for the three months ended September 30, 2010 compared to $84,038 for the three months ended September 30, 2009. The decrease was primarily due to (i) lower legal fees related to Company operations and required filings due to a lower level of attorney reviews and consultations in 2010 as compared to 2009, (ii) lower accounting fees for the Company required filings in 2010 as compared to 2009 and (iii) lower amount of fees related to the Company’s independent Sarbanes-Oxley consultant in 2010 as compared to 2009.

Insurance.  Insurance decreased by $972, or 1.9% to $51,204 for the three months ended September 30, 2010 compared to $52,176 for the three months ended September 30, 2009. The decrease was primarily due to (i) a reduction by the Company of its primary D&O coverage for the 2009-2010 policy period compared to the 2008-2009 policy period resulting in an overall decrease in the primary D&O premium, offset by (ii) an increase in the excess D&O coverage premium for the 2009-2010 policy period compared to the 2008-2009 policy period.

General and administrative.  General and administrative costs increased by $153,640, or 551.8% to $181,486 for the three months ended September 30, 2010 as compared to $27,846 for the three months ended September 30, 2009. The increase was primarily due to (i) higher depreciation expense incurred on a Company purchased enterprise resource planning system for 2010 which had not been fully implemented in 2009, (ii) a higher level of asset management fees paid on real estate investments under management by Shopoff Advisor in 2010 as compared to 2009, (iii) in 2009, asset management fees related to real estate investments by the Company were expensed through cost of sales of real estate; in 2010 these asset management fees were expensed through general and administrative, (iv) arbitration expenses incurred in 2010 related to the sale of a Company asset in 2009; in 2009 there were no arbitration expenses related to the sale of this Company asset, (v) interest expense on a new loan secured by an existing real estate investment that closed in August 2010; offset by savings from (vi) a lower number of overall SEC filings during 2010 as compared to 2009 resulting in lower printing expenses, and (vii) the Company changed printing companies in 2010 resulting in lower printing expenses as compared to the same services in 2009.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs increased by $10,303 or 27.8% to $47,311 for the three months ended September 30, 2010 as compared to $37,008 for the three months ended September 30, 2009. The increase was primarily due to the Company maintaining a higher level of real estate subscription services in 2010 compared to 2009.

Director compensation.  Director compensation increased by $5,761, or 14.2% to $46,375 for the three months ended September 30, 2010 compared to $40,614 for the three months ended September 30, 2009. The increase was primarily due to (i) the Company having one more compensated board member in 2010 as compared to 2009 as in February 2009, Diane Kennedy resigned as one of our independent board members and was not replaced until September 23, 2009, and (ii) the Company holding more board and committee meetings in 2010 as compared to 2009 due to more extensive Company activities as compared to 2009.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired decreased $1,687 or 100.0% to $0 for the three months ended September 30, 2010 compared to $1,687 for the three months ended September 30, 2009.

Provision (benefit) for income taxes. This caption represents the amount on the condensed consolidated statement of operations that estimates the Company’s total income tax liability for the year. Provision (benefit) for income taxes increased $48,663 or 100% to $0 for the three months ended September 30, 2010 compared to $(48,663) for the three months ended September 30, 2009. The Company sold its first real estate investment during the three months ended March 31, 2009 and recognized an income tax provision which had been revised downwards due to a change in the overall projections of Company earnings for the calendar year ending 2009. Although the Company sold its second real estate investment during the nine months ended September 30, 2010, the gain on the sale was not significant enough to offset overall anticipated Company expenses for the year ended December 31, 2010. Due to an anticipated overall net loss for the Company for the year ended December 31, 2010, no additional provision for income taxes was recognized for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Total revenues.  Total revenues decreased by $3,096,943, or 56.8% to $2,352,766 for the nine months ended September 30, 2010 compared to $5,449,709 for the nine months ended September 30, 2009. The significant components of revenue are discussed below.

Sale of real estate.  This caption represents revenues earned from the disposition of real estate and real estate-related investments. We recorded sales of $2,231,775 for the nine months ended September 30, 2010 compared to $5,000,000 for the nine months ended September 30, 2009. For both the nine months ended September 30, 2010 and 2009 the Company sold a real estate investment. These two real estate investments were not comparable other than in that both real estate investments were located in Riverside County, California and were residential in nature. The real estate investments sold were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the nine months ended September 30, 2010 compared to 469 graded residential lots sold in the nine months ended September 30, 2009) and were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the nine months ended September 30, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the nine months ended September 30, 2009). Due to these real estate investments differences in size, entitlement status, and location, significant variations in pricing between the two real estate investment sales is not unusual. For a discussion of the expenses related to the sale of real estate, refer to “Cost of sales of real estate” below.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $315,943 or 81.5% to $71,876 for the nine months ended September 30, 2010 compared to $387,819 for the nine months ended September 30, 2009. The decrease was related to the Company having only one note receivable outstanding for the nine months ended September 30, 2010 compared to three notes for a portion of the nine months ended September 30, 2009 and therefore earning less interest on the outstanding notes receivable. Two real estate loans receivable, made by the Company in January 2009, in the aggregate amount of $2,300,000, subsequently became real estate owned on September 4, 2009, when grant deeds to the underlying real estate collateral were executed in favor of  SPT Real Estate Finance, LLC in exchange for a release of all of the borrowers obligations under the notes.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $31,890, or 100.0% to $0 for the nine months ended September 30, 2010 compared to $31,890 for the nine months ended September 30, 2009. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.

Other income.  This caption represents revenues earned from the miscellaneous or other non-recurring or non-typical sources. Other income increased $49,115, or 100.0% to $49,115 for the nine months ended September 30, 2010 compared to $0 for the nine months ended September 30, 2009. The Company received receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009. The refund is not related to any curent assets owned by the Company.

Loan fees.  This caption represents origination fees earned from investments in secured real estate loans. Loan fees decreased $30,000 or 100% to $0 for the nine months ended September 30, 2010 compared to $30,000 for the nine months ended September 30, 2009. The loan fee was earned when the Company approved an extension of a pending maturity date on an existing secured real estate note receivable originally made in September 2008.

Total expenses.  Total expenses decreased by $1,515,911, or 33.6% to $2,996,647 (including a benefit for income taxes credit of $(14,637)), for the nine months ended September 30, 2010 compared to $4,512,558 (including a provision for income taxes of $67,818), for the nine months ended September 30, 2009. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $1,487,956 in cost of sale of real estate for the nine months ended September 30, 2010 compared to $2,958,928 for the nine months ended September 30, 2009. For both the nine months ended September 30, 2010 and 2009, the Company sold a real estate investment. These two real estate investments were not comparable other than in that both real estate investments were located in Riverside County, California and were residential in composition. The real estate investments sold were purchased at different times, (April 2009 for the real estate investment sold in the nine months ended September 30, 2010 and December 2008 for the real estate investment sold in the nine months ended September 30, 2009), were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the nine months ended September 30, 2010 compared to 469 graded residential lots sold in the nine months ended September 30, 2009), were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the nine months ended September 30, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the nine months ended September 30, 2009), and incurred differing levels of asset management during ownership (the replacement of bonds and related expenses incurred in replacing the bonds for the project sold in the nine months ended September 30, 2010 compared to reconveyance work and related expenses incurred for the project sold in the nine months ended September 30, 2009). Due to these real estate investments differences in original purchase timing, size, entitlement status, location, and asset management, significant variations in basis between the two real estate investment sales is not unusual. For the nine months ended September 30, 2009, the costs of sales of real estate included management and other miscellaneous project costs related to other real estate assets purchased but not sold by the Company in 2009.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation decreased by $67,136 or 14.1% to $407,420 for the nine months ended September 30, 2010 compared to $474,556 for the nine months ended September 30, 2009. The decrease was primarily due to (i) the Company recognizing a thirteen months of service expense on restricted stock grants in 2009; prior to August 2009, the end of the first year of vesting for the restricted stock grants that were issued, the Company did not recognize service expense; the Company recognized nine months of service on restricted stock grants issued during 2010, and (ii) the Company recognizing a smaller amount of option expense in 2010 as compared to 2009; in 2010, the Company issued a smaller amount of options as compared to 2009.

Professional fees.  Professional fees decreased by $108,646, or 31.8% to $233,251 for the nine months ended September 30, 2010 compared to $341,897 for the nine months ended September 30, 2009. The decrease was primarily due to (i) the Company not originating any new real estate-related investments in 2010 compared to 2009 when the Company incurred legal expenses related to two newly originated secured notes receivable, (ii) a reimbursement by the borrower in 2010 of legal expenses related to the default of an existing note receivable originated on September 30, 2008, (iii) lower legal fees related to Company operations and required filings due to a lower level of attorney reviews and consultations in 2010 as compared to 2009, and (iv) a lower amount of fees related to the Company’s independent Sarbanes-Oxley consultant in 2010 as compared to 2009.

Insurance.  Insurance decreased by $11,707, or 7.2% to $152,072 for the nine months ended September 30, 2010 compared to $163,779 for the nine months ended September 30, 2009. The decrease was primarily due to (i) a reduction by the Company of its primary D&O coverage for the 2009-2010 policy period compared to the 2008-2009 policy period resulting in an overall decrease in the primary D&O premium, offset by (ii) an increase in the excess D&O coverage premium for the 2009-2010 policy period compared to the 2008-2009 policy period.

General and administrative.  General and administrative costs increased by $282,696, or 176.3% to $443,094 for the nine months ended September 30, 2010 as compared to $160,398 for the nine months ended September 30, 2009. The increase was primarily due to (i) higher depreciation expense incurred on a Company purchased enterprise resource planning system for 2010 which had not been fully implemented in 2009, (ii) a higher level of asset management fees paid on real estate investments under management by Shopoff Advisor in 2010 as compared to 2009, (iii) in 2009, asset management fees related to real estate investments by the Company were expensed through cost of sales of real estate; in 2010 these asset management fees were expensed through general and administrative, (iv) arbitration expenses incurred in 2010 related to the sale of a Company asset in 2009; in 2009 there were no arbitration expenses related to the sale of this Company asset, (v) interest expense on a new loan secured by an existing real estate investment that closed in August 2010; offset by savings from (vi) a lower number of overall SEC filings during 2010 as compared to 2009 resulting in lower printing expenses, and (vii) the Company changed printing companies in 2010 resulting in lower printing expenses as compared to the same services in 2009.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $18,216 or 14.6% to $106,586 for the nine months ended September 30, 2010 as compared to $124,802 for the nine months ended September 30, 2009. The decrease was primarily due to (i) the Company, not renewing a material membership in the nine months ended September 30, 2010 which expired in calendar 2009 and (ii) the Company recognizing one less month of expense related to a Company subscription in 2010 as compared to 2009.

Director compensation.  Director compensation increased by $24,692, or 21.0% to $142,125 for the nine months ended September 30, 2010 compared to $117,433 for the nine months ended September 30, 2009. The increase was primarily due to (i) the Company having one more compensated board member in 2010 as compared to 2009 as in February 2009, Diane Kennedy resigned as one of our independent board members and was not replaced until September 2009 and (ii) the Company holding more board and committee meetings in 2010 as compared to 2009 due to more extensive Company activities as compared to 2009, and (iii) the Company having a higher number of board members attending the annual shareholders meeting and subsequent board meeting in 2010 as compared to 2009 resulting in a higher cost to the Company.

Acquisition fees paid to advisor.  Acquisition fees paid to our advisor decreased by $69,000, or 100.0% to $0 for the nine months ended September 30, 2010 compared to $69,000 for the nine months ended September 30, 2009. Acquisition fees represent compensation paid to our Advisor for services provided to us during the identification, negotiation, underwriting, and purchase of our real estate-related investments. The Company did not originate or purchase any real estate-related investments in the nine months ended September 30, 2010 compared to the origination of two real estate-related investments totaling $2,300,000 in the nine months ended September 30, 2009.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired increased $4,833 or 14.2% to $38,780 for the nine months ended September 30, 2010 compared to $33,947 for the nine months ended September 30, 2009. The increase was primarily related to (i) a slight increase in costs related to the number of potential real estate investments reviewed by the Company in 2010 as compared to 2009.

Provision (benefit) for income taxes.   This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $(14,637) in provision (benefit) for income taxes for the nine months ended September 30, 2010 compared to $67,818 for the nine months ended September 30, 2009. The credit in provision for income taxes for the nine months ended September 30, 2010 was due to the Company’s provision for income taxes, originally projected in December 2009 for the calendar year ended December 31, 2009, being revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. The provision for income taxes for the nine months ended September 30, 2009 was due to the Company selling its first real estate investment during the nine months ended September 30, 2009. Although the Company sold its second real estate investment during the nine months ended September 30, 2010, the gain on the sale was not significant enough to offset overall anticipated Company expenses for the year ended December 31, 2010. Due to an anticipated overall net loss for the Company for the year ended December 31, 2010, no additional provision for income taxes was recognized for the nine months ended September 30, 2010.

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

Pursuant to the advisory agreement and the broker-dealer agreement, we are obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $5.23 million through September 30, 2010. Such costs are only a liability to us to the extent the organization and offering costs do not exceed 12.34% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through its termination on August 29, 2010, we sold 1,919,400 shares for gross offering proceeds of $18.23 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

From the 1,919,400 shares sold, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, we reimbursed in excess to the Advisor and its affiliates, approximately $381,000 which represents the amount of organizational and offering expenses over the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, states that the Advisor has 60 days from the end of the month in which the offering terminates to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The Advisor and its affiliates owe us approximately $381,000 on or before October 31, 2010.

Liquidity and Capital Resources

We broke escrow on our initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. Our offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share ended August 29, 2010. As of September 30, 2010, we had sold and accepted 1,919,400 shares of our common stock for $18,234,300 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors. We had sold and accepted 1,856,000 shares of our common stock for $17,632,000 as of December 31, 2009.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the three or nine months ended September 30, 2010.

As a result of the closing of a proposed acquisition that occurred on November 5, 2009 and discussed further in Note 1 of the notes to consolidated financial statements, a substantial portion of our remaining liquidity as of September 30, 2009 was utilized. Management believes that it will be able to raise additional capital for the Company through one or more potential sources including re-capitalization via a co-investment joint venture relationship, the sale of an asset currently owned by the Company and or securing appropriate longer-term debt.

As of September 30, 2010, our liabilities totaled $5,082,259 and consisted of accounts payable and accrued liabilities, due to related parties, interest on notes payable, and notes payable secured by Company assets. Of the $5,082,259 in total liabilities $2,205,849 are short term and $2,876,410 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that (i) sales of Company assets as an alternative funding source is viable as on February 3, 2010, the Company closed on the sale of a Company asset to a third-party for a purchase price 243% higher than the purchase price originally paid for by the Company, and on October 8, 2010 the Company received an unsolicited purchase offer on an existing Company asset from a third-party at a purchase price that was 82% higher than the purchase price originally paid for the asset by the Company. Although management is currently evaluating this offer, management believes this offer represents a buyer with an opportunistic profile similar to the Company and does not represent the current market value for this Company asset. As an example, on October 22, 2010 management learned that a project with similar size and entitlement status within one mile of the existing Company asset that received the unsolicited purchase price 82% higher than the purchase price originally paid for the asset by the Company, was sold for a purchase price that in comparable terms, would be approximately 336% higher than the purchase price originally paid for the asset by the Company; (ii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature; however, the Company is currently in preliminary discussions with a non-conventional lender who may refinance the existing secured promissory note originated by TSG Little Valley, L.P. If a new loan is approved by this aforementioned non-conventional lender, this refinance would pay off the remainder of the TSG Little Valley, L.P. loan and give the Company additional working capital to fund general operations; (iii) a recapitalization of the Company whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as the Company is working with a real estate private equity firm that has expressed an interest in taking a partial ownership position with existing Company assets; and (iv) the Advisory Agreement dated August 29, 2007 as amended, entered into between the Company, the operating partnership, and our advisor, states that within 60 days after the end of the month in which the offering terminates, the Advisor shall reimburse the Company for any excess organizational and offering expense reimbursement. The Advisor owes the Company approximately $381,000 and such reimbursement is due on or before October 31, 2010. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the nine months ended September 30, 2010 to the nine months ended September 30, 2009:

Cash From Operating Activities

As of September 30, 2010, we owned six real estate investments, none of which generates recurring income, and owned one real estate-related investment. We used $908,458 in operating activities for the nine months ended September 30, 2010 compared to $661,101 that was used in operating activities for the nine months ended September 30, 2009. Net cash used in operations increased in 2010 primarily as a result of (i) the sale of one Company owned real estate investment in 2010 that resulted in a smaller gain as compared to the sale of one Company owned real estate investment in 2009, (ii) an increase in overall Company liabilities in 2010 compared to 2009, (iii) an increase in overall Company receivables in 2010 compared to 2009, (iv) a lower recognition of stock based compensation from the issuance of restricted stock and the grant of stock options to certain officers and directors in 2010 compared to a higher recognition of stock based compensation from the issuance of restricted stock and the grant of stock options to certain officers and directors in 2009, (v) a higher amount of depreciation recognized on Company property plant and equipment in 2010 as compared to 2009, and (vi) amortization recognized on loan origination fees and costs related to a new Company loan secured by existing Company assets in 2010. No amortization was recognized in 2009.

Cash From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2010 was $980,868 compared to $608,650 that was that was used in investing activities for the nine months ended September 30, 2009. Net cash provided by investing activities increased primarily as a result of (i) the Company investing a smaller amount of liquidity into real estate and real estate-related investments in 2010 as compared to 2009, (ii) the Company investing a smaller amount of liquidity into property plant and equipment in 2010 as compared to 2009, offset by (iii) the sale of one Company owned real estate investment in 2010 that resulted in proceeds that were smaller as compared to the proceeds generated from the sale of one Company owned real estate investment in 2009.

Cash From Financing Activities

We used $185,070 in financing activities for the nine months ended September 30, 2010 compared to $333,566 for the nine months ended September 30, 2009. Net cash used in financing activities decreased primarily as a result of (i) the Company closing on a new loan secured by existing Company assets in 2010; the Company did not close on any new loans secured by existing Company assets in 2009 but only acquired land with the assumption of debt in 2009, (ii) a higher amount of proceeds of common stock sold to subscribers in 2010 as compared to 2009, offset by (iii) the repayment of principal on Company executed secured notes payable in 2010 whose principal repayments were not required in 2009, (ii) obtaining certificate of deposits securing letters of credit for the posting of bonds relating to a Company real estate investment in 2010; the process for posting of bonds was not completed in 2009 therefore the certificates of deposit were not required, and (iv) the payment of offering costs to our advisor in 2009; there were no payments of offering costs to our advisor in the nine months ended September 30, 2010.

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

As of September 30, 2010, we have raised $18,434,750 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets, significantly reducing funds for operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

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

Distributions

We have not paid any distributions as of September 30, 2010. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

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

We may acquire other real estate assets and real estate related investments as part of our investment strategy as follows:

Other Property Acquisitions . We may acquire partially improved and improved properties, particularly those in which there is a potential for a change in use, such as an industrial building changing to high density residential. In addition to fee simple interests, we may acquire long-term leasehold interests and leasehold estates. We may acquire real estate or real estate-related investments relating to properties in various other stages of development. We may enter into purchase and leaseback transactions, under which we will purchase a property from an entity and lease the property back to such entity under a net lease.

Making Loans and Investments in Mortgages . We do not intend to engage in the business of originating, warehousing or servicing real estate mortgages as a primary business, but we may do so as an ancillary result of our main business of investing in real estate properties. We may provide seller financing on certain properties if, in our judgment, it is prudent to do so. However, our main business is not investing in real estate mortgages, mortgage-backed securities or other securities.

Investment in Securities . We may invest in equity securities of another entity, other than the Operating Partnership or a wholly-owned subsidiary of us, only if a majority of our directors, including a majority of the independent directors not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and consistent with our investment objectives. We may also invest in community facility district bonds. We will limit this type of investment to no more than 25% of our total assets, subject to certain tests for REIT qualification. We may purchase our own securities when traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests (in addition to repurchases made pursuant to our 2007 equity incentive plan which are subject to the right of first refusal upon transfer by plan participants). We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and the REIT qualification requirements.

Joint Ventures . We may invest in limited partnerships, general partnerships and other joint venture arrangements with nonaffiliated third parties and with other real estate entities’ programs formed by, sponsored by or affiliated with the Advisor or an affiliate of the Advisor, if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. When we believe it is appropriate, we will borrow funds to acquire or finance properties.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the three and nine month periods ended September 30, 2010 and as of December 31, 2009.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the accompanying condensed consolidated financial statements) and, as of September 30, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of September 30, 2010, the Company did not have any unrecognized tax benefits.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the nine and twelve months ended September 30, 2010 and December 31, 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at September 30, 2010 and December 31, 2009, respectively). Earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

Real Estate Investments - Wasson Canyon Project

On November 2, 2010, SPT – Lake Elsinore Holding Co., LLC received notice from the County of Riverside, Transportation And Land Management Agency, that a notice of completion was issued for Miscellaneous Case 4036 (Tract 31792 in the City of Lake Elsinore) on July 27, 2010. This notice of completion resulted in a 90% security release on an existing Faithful Performance Bond and a 100% security release on an existing Material and Labor Bond previously obtained by SPT – Lake Elsinore Holding Co., LLC.  When SPT-Lake Elsinore Holding Co., LLC originally purchased the Wasson Canyon Project, SPT – Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing. In the process of satisfying its obligation to replace existing SIA’s, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts or $305,889. Due to the reduction in the total amount of outstanding bonds, management is in the process of working to reduce the surety’s collateral requirement and to ultimately gain the release of a portion of the letter of credits provided to the surety underwriting the bonds. Management estimates that this process could result in a release of up to $165,000 of the current $305,889 in restricted cash and believes this process could be completed by December 31, 2010.

Real Estate Investments - Tuscany Valley Properties

On October 26, 2010, SPT – Lake Elsinore Holding Co., LLC deeded 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, originally purchased on November 5, 2009 as part of a larger transaction to a newly created limited liability company, SPT – Chino Hills, LLC which is 100% owned by the Operating Partnership and therefore its accounts are consolidated in the Company’s financial statements. The purpose of this transfer was to remove from SPT – Lake Elsinore Holding Co., LLC, property that was not located in the Lake Elsinore California submarket.

Tuscany Valley Properties Note Payable

On November 10, 2010 the Company received a Notice of Default And Election To Sell Under Deed of Trust (or “Notice”) from First American Title Insurance Company. This Notice was received when TSG Little Valley, L.P. failed to pay the outstanding principal balance to Multibank 2009-1 CRE Venture, LLC, the current payee (“Lender”) under the Included Note. Prior to receiving this Notice, representatives of TSG Little Valley, L.P. had been in discussions and ongoing negotiations with Lender regarding the Included Note with the intent of renegotiating the terms of or reaching a settlement on the Included Note. These discussions and ongoing negotiations to date have been unsuccessful and TSG Little Valley, L.P. and the Company received the Notice. The Company, when it purchased the Tuscany Valley Properties in November 2009, took ownership through a seller financed all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P. that included the Lender note. To date, the Company has not received a formal demand from TSG Little Valley, L.P. for payment to Lender. If TSG Little Valley, L.P. or the Company fails to reach a resolution with Lender, the Company could lose a portion of the Tuscany Valley Properties (approximately 163 of the 519 lots). Management is in discussions with TSG Little Valley, L.P. regarding the Notice and believes that a satisfactory resolution will be reached prior to the completion of the foreclosure process, which is a minimum of 120 days from Notice recordation, or November 5, 2010.

Other Related Party Transactions

On November 22, 2010, we had not yet received from the Advisor and affiliated entities, approximately $381,000 which represents the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The Advisor is now in breach of contract with the Company.  The Company’s board of directors is aware of this breach of contract and is currently in discussions with the Advisor regarding the repayment of this Company receivable. The Company believes this receivable will be paid by the Advisor prior to December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because we are in an early stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of September 30, 2010, a 10% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.  Risk Factors

Except for the additional risk factor below there are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Our Advisor has not repaid us for approximately $381,000 in excess reimbursements made under the Advisory Agreement, dated August 29, 2007, as amended, which amount was due on October 31, 2010.   As a result of this non-payment, our liquidity has been reduced and we may be required to enter into agreements with third parties on less favorable terms in order to create short-term liquidity.

The Advisory Agreement dated August 29, 2007, as amended, entered into between us, our operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The offering terminated on August 29, 2010 and reimbursement was due us on October 31, 2010. The Advisor has not repaid us for this excess reimbursement.  We are currently in discussions with the Advisor regarding the repayment of this amount.

Funds due from the Advisor were anticipated to be used for our current liabilities while management, at the direction of our board of directors, implements a long-term solution to our current liquidity issues. Without the receipt of these funds from the Advisor, we have limited funds to use for current liabilities.   As a result of our reduced liquidity, we may be required to enter into agreements with third parties on less favorable terms in order to create liquidity.

We believe that, based upon our assessment of the current real estate market, sales of our assets as an alternative funding source is viable.  In addition, lending sources for land assets have recently become more available, although the cost of funds could be very high.  We may also consider a recapitalization whereby a third-party capital source would take partial ownership of our existing assets in a joint venture arrangement in exchange for cash.

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

Our offering terminated on August 29, 2010. As of September 30, 2010, we had sold 1,919,400 shares of common stock in the Offering excluding shares purchased by our Sponsor and excluding vested restricted stock grants issued to certain officers and directors, raising gross proceeds of $18,234,300. From this amount, we have incurred approximately $5,274,000 in organization and offering costs (of which approximately $2,251,000 has been recorded in our financial statements). As of September 30, 2010, we had net offering proceeds from the Offering of approximately $17,178,000 which includes shares purchased by our Sponsor that did result in additional cash proceeds to the Company, the vesting of restricted stock grants and stock options issued to certain executive officers and directors that did not result in additional cash proceeds to the Company, and the reimbursement from our Advisor of organizational and offering expenses that has not yet resulted in additional cash proceeds to the Company. We have used the net offering proceeds to purchase our interests in eight properties, two of which have been subsequently sold, and to originate three loans, (two of which we have obtained the underlying real estate which served as collateral for the loans), to pay $594,000 in acquisition or origination fees, $216,953 in disposition fees, and $432,301 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds (along with how we used cash from operating activities) for the nine months ended September 30, 2010, see our condensed consolidated statements of cash flows included in this report.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31.1:	Certification of William A. Shopoff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of Kevin M. Bridges pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certification of William A. Shopoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certification of Kevin M. Bridges pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPOFF PROPERTIES TRUST, INC.
(Registrant)

Date November 22, 2010	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer
(Principal Executive Officer)

Date November 22, 2010	By:	/s/ Kevin M. Bridges
Kevin M. Bridges
Chief Financial Office
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of William A. Shopoff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of Kevin M. Bridges pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certification of William A. Shopoff pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certification of Kevin M. Bridges pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.