Form 10-Q/A
period 2010-09-30
Shopoff Properties Trust, Inc.
filed 2010-12-29
CIK 1382134

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
Yes ☐ No ☒

As of December 28, 2010, there were 2,011,750 shares of Shopoff Properties Trust, Inc. outstanding.

We are filing this Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2010 after our independent registered public accounting firm completed its review of the condensed consolidated financial statements for the period then ended. Form 10-Q for the quarterly period ended September 30, 2010 that was filed on November 22, 2010 was filed before our independent registered public accounting firm completed its review of the condensed consolidated financial statements for the period then ended.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The condensed consolidated financial statements of the Company required to be filed with Amendment No. 1 to the Quarterly Report for the period ended September 30, 2010 on Form 10-Q/A were prepared by management without audit and commences on page 5, together with the related notes. In the opinion of management, the September 30, 2010 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2009, included in the Company’s Form 10-K previously filed with the SEC on March 30, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Shopoff Properties Trust, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Shopoff Properties Trust, Inc. and subsidiaries (collectively the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations for the three and nine months then ended and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/S/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
December 28, 2010

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2010 and 2009
(Unaudited)

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Cash Flows From Operating Activities
Net (loss) income	$(643,881)	$937,151
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate investment	(743,819)	(2,069,914)
Due from related parties	380,390	—
Loan fee from new issuance of debt secured by real estate investment	(50,000)	—
Interest receivable from real estate-related investment	(71,857)	(63,173)
Interest expense from new loan secured by real estate investment	10,000	—
Depreciation expense	33,594	17,761
Amortization expense	2,637	—
Stock based compensation expense	407,420	474,556
Changes in assets and liabilities:
Due to related parties	19,126	(117,580)
Accounts payable and accrued liabilities	110,304	218,663
Income taxes payable	(42,986)	—
Interest payable	29,173	—
Interest and loan fee receivable	35,000	—
Loan fees and related loan expenses, net	(13,289)	—
Prepaid expenses and other assets, net	10,120	(58,565)
Due from related parties	(380,390)	—
Net cash used in operating activities	(908,458)	(661,101)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,444)	(80,780)
Real estate investments	(901,941)	(6,511,917)
Proceeds from sale of real estate investment, net	1,894,253	4,684,047
Real estate deposits	(10,000)	1,300,000
Net cash provided by (used in) investing activities	980,868	(608,650)
Cash Flows From Financing Activities
Repayment of notes payable secured by real estate investment	(1,491,584)	—
Proceeds from new loan secured by real estate investment	880,000	—
Offering costs paid to advisor	—	(477,965)
Issuance of common stock to subscribers	542,450	188,100
Restricted cash	(115,936)	(43,701)
Net cash used in financing activities	(185,070)	(333,566)
Net change in cash	(112,660)	(1,603,317)
Cash, beginning of period	146,022	7,486,696
Cash, end of period	$33,362	$5,883,379
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Acquisition of land with assumption of debt	$—	$2,000,000
Cash paid for interest	$263,169	$—
Cash paid for income taxes	$37,000	$91,500
Pre-paid interest from new loan secured by real estate investment	$120,000	$—

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

8 COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities is the Company’s broker-dealer for its ongoing public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of December 28, 2010, neither the Company nor Shopoff Securities has received communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.

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

The Pulte Home Project is the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to, conduct the Improvements required in the Reconveyance Agreement. A settlement has been reached that does not require any substantive action by SPT SWRC, LLC at this time, however, the issue of attorney fees currently remains unresolved which are still subject to arbitration. If a settlement of attorney fees cannot be resolved and attorney fees become the subject of an arbitration proceeding, we cannot predict the outcome of the arbitration proceeding at this time and the amount of monetary exposure to SPT SWRC, LLC, if any, is unknown.

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

10. SUBSEQUENT EVENTS

Real Estate Investments - Wasson Canyon Project

On November 2, 2010, SPT – Lake Elsinore Holding Co., LLC received notice from the County of Riverside, Transportation And Land Management Agency, that a notice of completion was issued for Miscellaneous Case 4036 (Tract 31792 in the City of Lake Elsinore) on July 27, 2010. This notice of completion resulted in a 90% security release on an existing Faithful Performance Bond and a 100% security release on an existing Material and Labor Bond previously obtained by SPT – Lake Elsinore Holding Co., LLC.  When SPT-Lake Elsinore Holding Co., LLC originally purchased the Wasson Canyon Project, SPT – Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing. In the process of satisfying its obligation to replace existing SIA’s, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts or $305,889. Due to the reduction in the total amount of outstanding bonds, management was successful in reducing the surety’s collateral requirements and ultimately gained the release of approximately $225,000 of the original total of $305,990 in letters of credit provided to the surety underwriting the bonds. This reduction of required letters of credit by the surety underwriting the bonds resulted in a release to the Company of approximately $225,000 in restricted cash.

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

Other Related Party Transactions

As of December 28, 2010, we had not yet received from the Advisor and affiliated entities, approximately $381,000 which represents the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The Advisor is now in breach of contract with the Company.  The Company’s board of directors is aware of this breach of contract and is currently in discussions with the Advisor regarding the repayment of this Company receivable.

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

Subsequent Events

Real Estate Investments - Wasson Canyon Project

On November 2, 2010, SPT – Lake Elsinore Holding Co., LLC received notice from the County of Riverside, Transportation And Land Management Agency, that a notice of completion was issued for Miscellaneous Case 4036 (Tract 31792 in the City of Lake Elsinore) on July 27, 2010. This notice of completion resulted in a 90% security release on an existing Faithful Performance Bond and a 100% security release on an existing Material and Labor Bond previously obtained by SPT – Lake Elsinore Holding Co., LLC.  When SPT-Lake Elsinore Holding Co., LLC originally purchased the Wasson Canyon Project, SPT – Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing. In the process of satisfying its obligation to replace existing SIA’s, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts or $305,889. Due to the reduction in the total amount of outstanding bonds, management was successful in reducing the surety’s collateral requirements and ultimately gained the release of approximately $225,000 of the original total of $305,990 in letters of credit provided to the surety underwriting the bonds. This reduction of required letters of credit by the surety underwriting the bonds resulted in a release to the Company of approximately $225,000 in restricted cash.

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

Other Related Party Transactions

On December 28, 2010, we had not yet received from the Advisor and affiliated entities, approximately $381,000 which represents the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The Advisor is now in breach of contract with the Company.  The Company’s board of directors is aware of this breach of contract and is currently in discussions with the Advisor regarding the repayment of this Company receivable.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

A previously owned real estate property known as the “Pulte Home Project” is the subject of a dispute regarding obligations retained by both the seller, Pulte Home, when it sold the project to an affiliate of the Company, SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, have initiated binding arbitration in an effort to require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the project to Khalda, and to require that certain remedial measures be taken to restore the site to a more marketable condition. SPT SWRC, LLC maintains that it is not a proper party to the arbitration, because the declaratory action being sought by the Claimants is to establish rights of the Claimants against Pulte Home, and not against SPT SWRC, LLC, and neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project has released them from the obligation to make the Improvements. A settlement has been reached that does not require any substantive action by SPT SWRC, LLC at this time however the issue of attorney fees currently remains unresolved which are still subject to arbitration. If a settlement of attorney fees cannot be resolved and attorney fees become the subject of an arbitration proceeding, we cannot predict the outcome of the arbitration proceeding at this time and the amount of monetary exposure to SPT SWRC, LLC, if any, is unknown.

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

During the period covered by this Form 10-Q/A, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

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

SHOPOFF PROPERTIES TRUST, INC.
(Registrant)

Date December 28, 2010	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer
(Principal Executive Officer)

Date December 28, 2010	By:	/s/ Kevin M. Bridges
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