Form 10-K
period 2010-12-31
Shopoff Properties Trust, Inc.
filed 2011-04-15
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
From the transition period from ___________to___________

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

Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the sales price of $9.50 per share (the price at which the common equity was last sold), was $17,933,150.

 As of April 14, 2011, there were 2,011,750 outstanding shares of common stock of the Registrant.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	40
Item 4	Removed and Reserved	40

PART II

Item 5.	Market for Registrant's Common Equity Related Stockholder Matters
	and Issuer Purchases of Equity Securities	41
Item 6.	Selected Financial Data	43
Item 7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes In and Disagreements With Accountants on Accounting
	Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions and Director
	Independence	65
Item 14.	Principal Accounting Fees and Services	65

PART IV

Item 15.	Exhibits, Financial Statement Schedules	65

Signatures		70
EX-10.37
EX-10.38
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

ITEM 1.  BUSINESS

General

Shopoff Properties Trust, Inc., or the “Trust”, was incorporated on November 16, 2006 under the laws of the state of Maryland. The Trust intends to elect to be treated as a real estate investment trust “, or REIT” for federal income tax purposes for the taxable year ended December 31, 2011. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as the “we”, “us”, and “our”.

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

On November 30, 2006, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, (or the “SEC”), to offer a minimum of 2,000,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared our registration statement effective on August 29, 2007, and we launched our initial public offering upon retaining Shopoff Securities Inc., an affiliate of the Advisor, or Shopoff Securities, to serve as the sole broker-dealer of the offering. Shopoff Securities was responsible for marketing our shares during our initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. Shares purchased by the Sponsor, its officers or employees or its affiliates, or shares issued to our officers or directors were not counted in calculating the minimum offering. Our initial public offering ended August 29, 2010 and on August 30, 2010, we filed Post Effective Amendment No. 7 to Form S-11 registration statement under the securities act of 1933 to terminate the initial public offering and to deregister 18,180,600 shares remaining unsold from our initial public offering of common stock. On September 7, 2010 the SEC declared effective, our Post Effective Amendment No. 7. In the public offering we sold a total of 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor and excluding shares of vested restricted stock issued to certain officers, officer-directors, and non officer-directors of the Trust.

As of December 31, 2010, the Company owned six properties, two of which had been designated as held for sale:

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

Through December 31, 2010, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC was outstanding as of December 31, 2010.

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

We believe there will be continued distress in the real estate market in the near term, although we feel that prices have found support in some of our target markets.  We have seen pricing increase substantially from the lows of the past year or two, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long-term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan has been to be in a position to capitalize on these opportunities for capital appreciation.

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

Investment in Securities

We may invest in equity securities of another entity, other than our operating partnership or a wholly-owned subsidiary, only if a majority of our directors, including a majority of the independent directors not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and consistent with our investment objectives. Our objectives will include the opportunity to obtain a 100% return on our investment in these securities. We may also invest in community facility district bonds. We will limit this type of investment to no more than 25% of our total assets, subject to certain tests for REIT qualification. Investments in entities affiliated with the Advisor, any officer, director or affiliates must be approved by a majority of our independent directors. We may purchase our own securities when traded on a secondary market or on a national securities exchange or national market system, if a majority of the directors determine such purchase to be in our best interests (in addition to repurchases made pursuant to our 2007 equity incentive plan which are subject to right of first refusal upon transfer by plan participants). We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and the REIT qualification requirements. We do not anticipate investing in the securities of other entities for the purpose of exercising control over that entity. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we intend to divest securities before any such registration would be required.

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

Investment Policies

Decisions relating to the purchase and sale of properties are made by the investment committee of our Advisor consisting of William A. Shopoff, the President of our Advisor, Kevin Bridges, the Chief Financial Officer of our Advisor, Edward Fitzpatrick, the Executive Vice President of our Advisor, and Tim McSunas, the Chief Investment Officer of our Advisor.  The investment committee is subject to oversight by our board of directors, but has discretion with respect to the selection of specific properties. Once selected, the investments must be approved by a majority of our board of directors, including a majority of the independent directors, as being fair and reasonable to us and consistent with our investment objectives. If our board approves a given acquisition, then our Advisor is directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the board.

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

We are not specifically limited in the number or size of properties we may acquire. We generally do not intend to invest more than 20% of the gross proceeds raised in any one property, although we may do so with the approval of a majority of our board of directors. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and the amount of net proceeds we raise. The sheltering from tax of income from other sources is not our objective.

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

We anticipate that the purchase price of properties we acquire will vary widely depending on a number of factors, including size and location. In addition, the cost to us will vary based on the amount of debt we incur in connection with financing the acquisition. The amount of properties we acquire will also depend on the amount of proceeds raised. Although we sold more than the minimum offering amount the amount in excess of the minimum offering was not significant and we may not be able to purchase a significant number of properties for our portfolio due to the limited amount of proceeds raised. It is difficult to predict with precision the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount of leverage we use.

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

Economic Dependency

We are dependent on the Advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide the respective services, we will be required to obtain such services from other sources.

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

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to invest the proceeds of the offering within one year after the offering ends. The offering ended August 29, 2010. If we are unable to invest a significant portion of the proceeds raised in properties within one year of the termination of the offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to investors and possibly lower your returns.

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

Risks Related to Our Business

At the close of our offering we had raised 18,434,750 in common stock sales including shares issued to our Sponsor. We have invested a majority of these funds significantly reducing funds available for operations. Unless we can generate additional cash flow, we may not be able to meet our liquidity requirements successfully.

We intend to create cash flow from sales of existing Company assets, securing appropriate longer-term debt, or funding via joint venture relationships with real estate private equity firms and hedge funds that have an interest in our investment space. Although we cannot predict our level of success or timing from these endeavors at this time, these conditions raise concerns about our ability to continue to meet our liquidity requirements for the foreseeable future. Management believes that (i) sales of Company assets as an alternative funding source is viable as the Company designated two properties as held for sale as of December 31, 2010 and as of April 14, 2011 was successful in the execution of two separate purchase and sale agreements on these two properties designated as held for sale and has opened escrow on both of these properties with closing scheduled in May 2011, (ii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, (iii) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets, and (iv) the Company expects to receive approximately $381,000 from our Sponsor as reimbursement for excess organizational and offering expenses paid by the Company to the Sponsor which is past due. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations. See Note 1 of the financial statements.

One Company real estate investment is required to pay a bi-annual special assessment of which the December 2010 installment is delinquent due to non-payment. If the Company does not pay this past due special assessment by March 30, 2011, the Company will lose its entire investment in this Company real estate investment, whose basis at December 31, 2011 is $3,582,009.

On January 13, 2011, the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on December 1, 2010. The Desert Moon Estates Project is obligated to pay a bi-annual special assessment to the City of Buckeye, Arizona and management was in communication with the City of Buckeye, Arizona regarding this past due amount which approximated $136,000. The Notice required full payment by February 18, 2011. If the Company was unable to make the full payment by February 18, 2011, the City of Buckeye had additional remedies for payment available to them including the ability to start foreclosure proceedings against the property.

On February 25, 2011, the Company received a Notice of Sale of Real Estate for Delinquent Special Assessment (or “Final Notice”) from the Watson Road Community Facilities District. This Final Notice was received when the Company failed to pay a past due required special assessment originally due on December 1, 2010. The sale at public auction is scheduled for March 31, 2011.

If the Company fails to pay this outstanding debt on or before March 30, 2011, the Company will lose the entire Desert Moon Estates project. The current basis of the Desert Moon Estates project is $3,582,009 and represents 24.63% of the Company’s total real estate investments not held for sale as of December 31, 2010. The Company currently does not have sufficient liquidity to pay this delinquent special assessment but anticipates that it will pay this outstanding debt on or before March 30, 2011 from liquidity received from a partial pay down on a Company receivable whose payee is the Company’s Advisor.

See Note 10 of the Notes to Consolidated Financial Statements for additional information.

We and the Advisor are relatively new companies with limited operating histories, and we may not be able to operate successfully.

We and the Advisor were formed within the past four years and solely in connection with our public offering. Accordingly we have limited operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by the Sponsor to predict our future results. Additionally, ours is the only public company that our officers, the Advisor, our other affiliates or their respective employees have operated and is the only entity we have operated which has elected to be taxed as a REIT. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages as an active company. To be successful, we must, among other things:

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

Our failure, or the Advisor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate operating cash flow, to make distributions to our stockholders and could cause you to lose all or a portion of your investment in our shares of common stock.

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

See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

We may not have sufficient funds to pay dividends prior to the sale of properties we acquire or after the sale of properties we acquire.

Our directors will determine the amount and timing of cash dividends to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by (i) our ability to identify and make real estate or real estate-related investments, (ii) the amount of the returns upon the sale of those real estate or real estate-related investments we make, and (iii) our operating expense levels, as well as many other variables. We cannot predict how long it may take to identify and to raise sufficient net proceeds to acquire real estate or real estate-related investments. We may never have sufficient funds to allow us to pay dividends or to meet other financial obligations and, if we do pay dividends, we may not be able to maintain or increase such dividends.

We are uncertain of our sources of debt and/or equity financing to fund future capital needs. If we are not able to locate sources of funding, our ability to make necessary capital improvements to our properties may be impaired or delayed.

Proceeds raised were used to buy real estate, make real estate-related investments and pay various fees and expenses. In addition, once we elect REIT status, in order to, to maintain our REIT status, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any specific sources of debt or equity for future funding, and we cannot assure you that such sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of the Advisor and its key employees in the management of our investments and operation of our day-to-day activities. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning the properties we may acquire in the future. We rely entirely on the management ability of the Advisor, subject to the oversight of our board of directors. The Advisor is not required to provide any specific or dedicated personnel to managing our business, nor is it required to dedicate any specific amount of time to our business. If the Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, the Advisor may be unable to allocate time and/or resources to our operations. If the Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay dividends to our stockholders.

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

Although there are indications that an economic recovery is underway, the U.S. still remains involved in a larger overall global economic crisis and, as a result, the federal government has taken emergency measures in the form of executive orders, legislation, rules, regulations, and various other initiatives in an attempt to stabilize the U.S. and global economies.  If the actions of the U.S. government, including the U.S. Treasury Department, the Federal Reserve and other governmental and regulatory bodies, do not have their desired effect, our business may be adversely impacted.

In an effort to address the liquidity and credit crisis that followed the sub-prime mortgage market meltdown which began in late 2007, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law on October 3, 2008. The EESA provided the U.S. Secretary of the Treasury with up to $700 billion and the authority to establish a Troubled Asset Relief Program, or TARP, in an effort to restore liquidity and stability to the financial system of the U.S.  Then, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs.  This legislation was followed by the U.S. President’s Homeowner Affordability and Stability Plan announced on February 18, 2009 to address the crisis in the mortgage market which has had ripple effects in other parts of the credit markets.  There can be no assurance as to the actual impact that EESA and ARRA, and their programs, including the TARP, or the Homeowner Stability and Affordability Plan, will have on the national economy or financial markets. The failure of these significant legislative and executive measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the price of our stock.

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

Difficult conditions in the financial markets and the economy generally have made raising capital more difficult for us and may make the successful implementation of our business plan more difficult.

The capital and credit markets have been experiencing extreme volatility and disruption for more than forty months. In the past eighteen months, the volatility and disruption have begun to subside and we are beginning to see signs of stabilization and recovery in the housing and stock markets. We anticipate however, that bank failures and foreclosures will continue to occur in 2011 and beyond adding an element of uncertainty and concern in the financial markets and the economy in general. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to the capital we need to grow our business and successfully implement our business plan.  We raised approximately $18 million in our $200 million initial public offering. Our initial public offering ended August 29, 2010. We currently have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the types of investments we have made. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase.

There is currently no public market for our shares of common stock. Therefore, it will likely be difficult for you to sell your shares and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid.

There currently is no public market for our shares of common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit your ability to sell your shares. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. This may be the result, in part, of the fact that, at the time we make our investments, available funds will be reduced to pay organizational and offering expenses and acquisition and advisory fees and expenses. Unless our aggregate investments increase in value to compensate for these up front fees and expenses, which may not occur, it is unlikely that you will be able to sell your shares without incurring a substantial loss. We cannot assure you that your shares will ever appreciate in value to equal the price you paid for your shares. Thus, our stockholders should consider the purchase of our shares of common stock as an illiquid and long-term investment. You must be prepared to hold your shares for an indefinite length of time.

Our shareholders will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of projects prior to investment.

Our shareholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real estate and real estate-related investments. You must rely on the investment committee of the Advisor to evaluate our investment opportunities, and the investment committee of the Advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure you that acquisitions of real estate or real estate-related investments made using the net proceeds of our offering will produce a return on our investment or will generate any operating cash flow to enable us to make distributions to our stockholders.

As we were  unable to raise substantial funds in our offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

As we were unable to raise substantially more than the minimum offering amount, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Your investment in our shares is subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase. In addition, as we were unable to raise substantially more than the minimum offering amount, the value of your shares could decline, because the payment of fees and expenses to the Advisor and its affiliates, and the operating expenses of the REIT will absorb a greater percentage of the aggregate amount of funds raised, resulting in a lower amount of funds remaining for investment in real estate.

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

Within the express restrictions and prohibitions of our bylaws, our charter and applicable law, the board of directors has significant discretion to modify our investment objectives and policies. We have no present intention to modify any of our investment objectives and policies, and it is anticipated that any modification would occur only if business and economic factors affecting us made our stated investment objectives and policies unworkable or imprudent.

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

Some states’ securities laws may limit secondary trading of our common stock, which may restrict the states in which you can sell the shares we sold.

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

Due to the collapse of the residential sub-prime mortgage market and the resulting credit crisis, the subsequent increased scrutiny of the lending industry by government regulators, and the resulting abundance of caution by lenders in evaluating and underwriting new transactions, there has been a significant tightening of the credit markets in California, Nevada, Arizona, Hawaii, and Texas, where we intend to acquire the majority of our real estate assets and real estate-related investments. The tightening in these credit markets, which may continue for an indefinite period of time, may make it increasingly difficult for us to secure mortgage debt at reasonable rates or at all, limiting the mortgage debt on real estate properties we wish to acquire, and even reducing the number of properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance, our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we run the risk of being unable to refinance the entire outstanding loan balance or being subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce any income from those properties and reduce cash available for distribution, which may adversely affect your investment.

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

Risks Associated With Our Organizational Structure

Your interest in us may be diluted if we issue additional shares.

Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes the issuance of 200,000,000 shares of common stock. All such shares may be issued at the discretion of our board of directors.

Our stockholders may also experience dilution of their equity investment in us in the event that we:

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

•
Ownership Limit.  In order to preserve our status as a REIT under the Code once such status is obtained, our charter generally prohibits any person, from beneficially or constructively owning more than 9.8% in value or in number of shares (whichever is more restrictive) of the aggregate of our outstanding common stock or more than 9.8% of the aggregate of our outstanding shares of capital stock unless our board of directors waives or modifies this ownership limit.

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

However, because the Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, the Advisor’ interests are not wholly aligned with those of our stockholders. In that regard, the only fee the Advisor receives with respect to on-going operation and management of properties is the asset management fee, which is initially based on the amount of our initial investment and not the performance of those investments, which could result in the Advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, the Advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to the Advisor or for us to generate the specified levels of performance or distributable cash that would entitle the Advisor to fees or distributions. In addition, the Advisor’ entitlement to fees upon the sale of our assets and to participate in distributable cash could result in the Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders.

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

Once we obtain REIT status, if we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings, if any, available for investment and/or distribution to stockholders because of the additional tax liability that we would incur. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds and/or liquidate some investments in order to pay the applicable tax.

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

To maintain our REIT status once it is obtained, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of your investment.

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

To maintain our REIT status once it is obtained, we may be forced to forego attractive investment opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on your investment.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.   PROPERTIES

As of December 31, 2010, we owned six properties, two of which have been designated as held for sale, and have made three real estate-related investments, one real estate-related investment of which is outstanding as of December 31, 2010. A description of our activities with respect to real property and real estate-related investments is presented below:

Wasson Canyon Project

On April 17, 2009, our affiliate, SPT Lake Elsinore Holding Co., LLC, a Delaware limited liability company and wholly owned subsidiary of our Operating Partnership, closed on the purchase of real property constituting sixty five (65) finished residential lots located in the City of Lake Elsinore, Riverside County, California, commonly known as Wasson Canyon for the purchase price of $650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated April 14, 2009, or the Wasson Purchase Agreement, by and between SPT Lake Elsinore Holding Co., LLC and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company. Pursuant to the Wasson Purchase Agreement, SPT Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type. Other than the performance Deed of Trust described herein, there are no mortgages or encumbrances recorded against the project.

On February 3, 2010, SPT Lake Elsinore Holding Co (“SPTLE”) sold the Wasson Canyon Project to D. R. Horton Los Angeles Holding Co. Inc, (“DRH”) pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated December 8, 2009, as amended, for the sales price of $2,231,775 in cash.

On February 3, 2010, DRH and SPTLE executed a participation agreement (the “Participation Agreement”) in which DRH agreed to pay to SPTLE, in addition to the sales price, fifty percent (50%) of any gross profit that exceeds a twenty four percent (24%) gross profit margin on the sale of units to be developed on the lots purchased by the DRH.

Pursuant to the Sale Agreement, DRH did not assume SPTLE’s obligation to replace existing subdivision improvement agreements (the “SIA's”) and related bonds (the “Bonds”)  which SPTLE agreed to replace when SPTLE originally purchased the property on April 17, 2009 from MS Rialto Wasson Canyon CA, LLC.

In connection with the Sale Agreement for the Wasson Canyon Project, SPTLE agreed to maintain its obligation to replace existing SIA's with the City of Lake Elsinore and the County of Riverside, California relating to the construction of certain in-tract subdivision improvements, off-site improvements and, with respect to the common area (lettered lots), landscape improvements ( collectively, the “Improvements”), and in support of the SIA’s, SPTLE agreed to post the Bonds with the City of Lake Elsinore and the County of Riverside, California.

In the process of satisfying its obligation to replace existing SIA’s, which SPTLE agreed to replace when SPTLE originally purchased the property on April 17, 2009, SPTLE agreed to provide letters of credit to the surety underwriting the Bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the Bond amounts or $305,889, $130,102 which was issued on January 6, 2010 and $175,787 which was issued on February 8, 2010.

On November 2, 2010, SPT – Lake Elsinore Holding Co., LLC received notice from the County of Riverside, Transportation And Land Management Agency, that a notice of completion was issued for Miscellaneous Case 4036 (Tract 31792 in the City of Lake Elsinore) on July 27, 2010. This notice of completion resulted in a 90% security release on an existing Faithful Performance Bond and a 100% security release on an existing Material and Labor Bond previously obtained by SPT – Lake Elsinore Holding Co., LLC.  Due to the reduction in the total amount of outstanding bonds, management was successful in reducing the surety’s collateral requirements and ultimately gained the release of approximately $225,375 of the original total of $305,889 in letters of credit provided to the surety underwriting the bonds. This reduction of required letters of credit by the surety underwriting the bonds resulted in a release to the Company of approximately $225,375 in restricted cash.

SPTLE has finished processing Bond reductions and has completed the replacement of all Bonds originally posted by MS Rialto Wasson Canyon CA, LLC.

DRH agreed to reimburse SPTLE for the actual amount of premiums for the Bonds incurred by SPTLE commencing on the later of (i) the date of the close of escrow and (ii) the date Bond reductions are completed. DRH's obligation to reimburse SPTLE for the actual amount of the premiums will continue until DRH has completed certain adjacent Improvement obligations.

DRH agreed to assume the obligation for typical repair and replacement of the Improvements immediately adjacent to the lots as required by the SIA’s to the extent the Improvements are damaged following the close of escrow. DRH also agreed to repair any damage to the Improvements that are not immediately adjacent to the lots to the extent damage is caused by DRH or its agents, employees or contractors.

To secure DRH’s obligations to timely complete the adjacent Improvement obligations, DRH agreed to deliver to SPTLE a letter of credit in the amount of $102,000. If DRH defaults in its obligations to timely perform the adjacent Improvement obligations, SPTLE has the right to draw on the letter of credit to complete the adjacent Improvement obligations to the extent necessary to cause the Bonds to be released.

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

On August 31, 2010, SPT-Lake Elsinore Holding Co., LLC closed a secured loan from Cardinal Investment Properties – Underwood, L.P. The loan amount was $1,000,000 and was made pursuant to a loan agreement between SPT-Lake Elsinore Holding Co., LLC (“Borrower”) and Cardinal Investment Properties – Underwood, L.P. (“Lender”) dated August 30, 2010. Cardinal Investment Properties – Underwood, L.P. is not affiliated with the Company or any of its affiliates.

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

The loan is secured by a deed of trust with assignment of rents in favor of Lender on property purchased by the Borrower on May 19, 2009. The Underwood property is comprised of five hundred forty-three unimproved residential lots in the City of Menifee, California. Borrower has agreed to indemnify and hold harmless Lender from and against any and all indemnified costs directly or indirectly arising out of or resulting from any hazardous substance being present or released in, on or around, or potentially affecting, any part of the property securing the loan.

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

Desert Moon Estates Project

On July 31, 2009, our affiliate, SPT AZ Land Holdings, LLC, a Delaware limited liability company (“SPTAZ”) and wholly owned subsidiary of our Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona (the “Desert Moon Estates Property”). The purchase price was $3,000,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated June 29, 2009 (the “Desert Moon Purchase Agreement”), by and between SPTAZ and AZPro Developments, Inc., an Arizona corporation (“AZPRO”). On July 28, 2009, SPTAZ and AZPRO executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions modifying the terms of the original Desert Moon Purchase Agreement to provide for SPTAZ’s payment of the purchase price through a $2,000,000 Secured Promissory Note and Deed of Trust with Assignment of Rents.

In connection with the Desert Moon Purchase Agreement, SPTAZ executed a $2,000,000 Secured Promissory Note (the “Promissory Note”) in favor of AZPRO. Interest on the Promissory Note will accrue on the principal outstanding from the date of the Promissory Note at a rate of six percent (6.00%) per annum. Payments of interest only will be made quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the maturity date of the Promissory Note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on the Promissory Note was due and payable in full. The Promissory Note is secured by a Deed of Trust with Assignment of Rents which encumbers the Desert Moon Estates Property. SPTAZ may prepay in whole or in part the principal amount outstanding under the Promissory Note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to AZPRO, without penalty or premium.

If SPTAZ fails to pay any installment of interest by the fifth day of each calendar quarter, AZPRO has the right to assess a late fee equal to 10% of the amount that is delinquent and the interest rate on the entire principal amount outstanding will adjust to 12% per annum from the date the delinquent payment was first due until the delinquent payment has been made. Similar penalties apply if the principal is not paid upon the maturity date.

On March 11, 2010, AZPRO and SPTAZ executed a First Amendment to Secured Promissory Note which extended the current maturity date of the Promissory Note to July, 31, 2011 provided SPTAZ made a principal reduction of $500,000 on or before the current maturity date of July 31, 2010 and all property taxes and CFD bond payments on the property were current. Additionally, SPTAZ agreed to a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010. The $500,000 principal pay down date of July 31, 2010 was extended to August 31, 2010. SPTAZ paid the principal pay down of $500,000 on September 2, 2010.

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

See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

The Meadowbrook Project and the Coffman Project are, collectively, the “Springbrook Properties.”

The making of the loans to Aware was a related party transaction in that, immediately prior to the loans being made, Aware purchased from Vineyard Bank two loans made by Vineyard Bank (the “Vineyard Loans”) to our affiliate Springbrook Investments, L.P. (“Springbrook”) whose general partner is a California corporation wholly owned by the Shopoff Revocable Trust. William Shopoff, our chief executive officer, is a trustee of the Shopoff Revocable Trust.

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

The Meadowbrook Project is an undeveloped property that is not anticipated to be developed until after 2015. The property is currently zoned rural residential, and a zone change, general plan amendment, and tentative map approval are necessary to achieve the entitlements being sought. As such, it is anticipated that the Meadowbrook Project will be developed after entitled or partially improved projects owned by others in the vicinity of the City of Lake Elsinore are developed. The Meadowbrook Project competes with nearby projects, such as Tentative Tract Maps 25475 (commonly known as Tuscany Crest) and 33725 (commonly known as Tuscany Valley), which consist of a total of approximately 355 single-family lots and are also owned by us. Other competition may come from nearby properties that obtain entitlements for residential development prior to the development of the Meadowbrook Project.

The Coffman Project is part of a proposed annexation, led by the City of Lake Elsinore, of a larger area of properties into the City of Lake Elsinore. The annexation will occur concurrently with the update of the City of Lake Elsinore’s General Plan and Environmental Report (the “General Plan”). This update to the General Plan will provide for a change to the zoning of the property from commercial-industrial to multi-family/high-density residential development, allowing up to 18 units per acre. The annexation is still a priority for the City of Lake Elsinore, although the City of Lake Elsinore has not committed to a completion date for the annexation and update of the General Plan. Projects with which the Coffman Project may compete include a 126-unit multi-family project proposed by MBK Homes near the Coffman Project. Timing for the MBK Homes project is unknown.

Tuscany Valley Properties

On November 5, 2009, our affiliate, SPT-Lake Elsinore Holding Co.,(“SPTLE”), purchased real property commonly known as “Tuscany Valley,” consisting of (a) 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California (the “Lake Elsinore Property”), and (b) 400 acres of unentitled and unimproved land located in the City of Chino Hills, California (the “Chino Hills Property”). The combined purchase price for the Lake Elsinore Property and the Chino Hills Property was $9,600,000.

The purchase of the Lake Elsinore Property and the Chino Hills Property was made pursuant to a series of purchase agreements and amendments thereto that were entered into by the parties over the course of more than twelve months between September 30, 2008 and November 5, 2009 (collectively, the “Tuscany Valley Purchase Agreement”), by and between Shopoff Advisors and TSG Little Valley L. P., a California limited partnership (“TSG”).

Pursuant to the Tuscany Valley Purchase Agreement, TSG agreed to sell and Shopoff Advisors agreed to buy, 163 entitled but unimproved residential lots located in the City of Lake Elsinore, California. The contract purchase price was $4,890,000. On September 3, 2009, the Tuscany Valley Purchase Agreement was amended as follows: (a) SPTLE agreed to purchase additional property from TSG consisting of 356 entitled but unimproved, residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, (b) the purchase price was increased to $9,600,000 from $4,890,000, (c) the nonrefundable deposit requirement was increased to $2,000,000 from $1,000,000, and (d) the escrow closing date was amended to on or before November 30, 2009. In addition, Shopoff Advisors assigned all of its rights, title and interest in the Tuscany Valley Purchase Agreement to SPTLE.

Of the total purchase price, $2,900,000 was paid by SPTLE’s execution and delivery of (a) an all-inclusive purchase money note secured by deed of trust (“Promissory Note”) in favor of TSG, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by SPTLE in favor of TSG, as beneficiary therein, securing the Promissory Note. The Promissory Note bears interest at a rate of twelve percent per annum, and was payable in full on November 6, 2010. No payments are due during the term of the Promissory Note. The Promissory Note includes the unpaid balance of another promissory note made on April 3, 2006, in the original principal amount of $2,000,000, payable by TSG to 1st Centennial Bank (the “Included Note”). The Included Note is secured by a deed of trust encumbering a portion of the the Lake Elsinore Property. The outstanding principal balance on the Included Note as of November 3, 2009 was approximately $1,750,000. The current payee under the Included Note is Multibank 2009-1 CRE Venture, LLC.

Even though the Promissory Note is all-inclusive, if TSG fails to pay any installments when due upon the Included Note, SPTLE has retained the right to make such payments directly to payee of the Included Note, and the amount so paid shall be credited against the next following installment or installments due under the Promissory Note. If SPTLE fails to make any payment when required under the Promissory Note, TSG has the option to immediately declare all sums due and owing under the Promissory Note.

On March 5, 2010, TSG and SPTLE executed a First Amendment to Secured Promissory Note which extended the current maturity date of the Promissory Note to November, 6, 2011 provided SPTLE made a principal reduction of at least $500,000 on or before the current maturity date of November 6, 2010. Additionally, SPTLE agreed to a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010. As of December 31, 2010, a principal pay down of $991,584 had been made on the TSG promissory note.

On October 26, 2010, SPTLE deeded 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, originally purchased on November 5, 2009 as part of a larger transaction to a newly created limited liability company, SPT – Chino Hills, LLC which is 100% owned by the Operating Partnership and therefore its accounts are consolidated in the Company’s financial statements. The purpose of this transfer was to remove from SPTLE, property that was not located in the Lake Elsinore California submarket.

On November 10, 2010 the Company received a Notice of Default And Election To Sell Under Deed of Trust (or “Notice”) from First American Title Insurance Company. This Notice was received when TSG failed to pay the outstanding principal balance to Multibank 2009-1 CRE Venture, LLC, the current payee (“Lender”) under the Included Note. Prior to receiving this Notice, representatives of TSG had been in discussions and ongoing negotiations with Lender regarding the Included Note with the intent of renegotiating the terms of or reaching a settlement on the Included Note. These discussions and ongoing negotiations to date have been unsuccessful and TSG and the Company received the Notice. The Company, when it purchased the Tuscany Valley Properties in November 2009, took ownership through a TSG financed all-inclusive promissory note and deed of trust in favor of TSG that included the Lender note. To date, the Company has not received a formal demand from TSG for payment to Lender. If TSG or the Company fails to reach a resolution with Lender, the Company could lose a portion of the Tuscany Valley Properties (approximately 163 of the 519 lots). Management is in discussions with TSG regarding the Notice and believes that a satisfactory resolution will be reached prior to the completion of the foreclosure process, which is a minimum of 120 days from Notice recordation, or November 5, 2010. After January 30, 2011, the Lender has the right to file a Notice of Sale.

As of April 14, 2011 there have been no new developments regarding the Notice filed by Lender.

TSG is our shareholder, with ownership of 14,900 shares as of December 31, 2010, which represents approximately 0.74% of our total shares outstanding. Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of TSG, is also our shareholder, with ownership of 11,000 shares as of December 31, 2010, which represents approximately 0.55% of our total shares outstanding.

As undeveloped land, the Tuscany Valley Project is not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

We also owned the following real estate-related investment as of December 31, 2010:

Mesquite Venture I, LLC - $600,000 Secured Loan

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

On or about June 30, 2009, SPT Real Estate Finance agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010, which would be applied against accrued and unpaid interest. Interest would accrue on the outstanding principal balance at an annual rate of fourteen percent and all accrued and unpaid interest and principal would be due and payable in full at the new maturity date of May 15, 2010.

On or about October 12, 2009, SPT Real Estate Finance was informed that on September 28, 2009 a Notice of Default and Election to Sell Under Deed of Trust (“NOD”) was recorded on behalf of East West Bank, as beneficiary (“East West Bank”), with respect to the first position lien securing certain obligations of Mesquite Venture I, LLC to East West Bank, including without limitation indebtedness under a Promissory Note in the initial principal amount of $3,681,000 (the "Senior Loan"). The NOD was filed due to Mesquite Venture I, LLC’s  failure to pay the August 1, 2009 installment of principal and interest and all subsequent installments of principal and interest under the Senior Loan.

A default on our secured note was triggered when Mesquite Venture I, LLC failed to make their $10,000 loan extension fee payment due on October 1, 2009. Mesquite Venture I, LLC subsequently failed to make their $10,000 loan extension fee payment due on January 1, 2010.

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

As of December 31, 2010, Mesquite Venture I, LLC had failed to make its December 2010, $5,000 monthly payment towards accrued and unpaid interest as required under the reinstatement and modification agreement. Due to the failure by Mesquite Venture I, LLC to make its December 2010 monthly payment, Mesquite Venture I, LLC was in default under the terms of its reinstatement and modification agreement. Our Advisor has initiated discussions with Mesquite Venture I, LLC and Company legal council regarding the default.

See Note 10 of the Notes to Consolidated Financial Statements for additional information.

ITEM 3.   LEGAL PROCEEDINGS

Pulte Home Project

A previously owned real estate property known as the “Pulte Home Project” is the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to, conduct the Improvements required in the Reconveyance Agreement. A settlement has been reached that does not require any substantive action by SPT SWRC, LLC at this time, however, the issue of attorney fees currently remains unresolved which are still subject to arbitration. If a settlement of attorney fees cannot be resolved and attorney fees become the subject of an arbitration proceeding, we cannot predict the outcome of the arbitration proceeding at this time and the amount of monetary exposure to SPT SWRC, LLC, if any, is unknown.

FINRA

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities was the broker-dealer for our public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of April 14, 2011, neither us nor Shopoff Securities has received communication from FINRA regarding this separate examination. We do not know when the examination will be resolved or what, if any, actions FINRA may require us to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against us.

ITEM 4. Removed and Reserved

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

Our shares are not registered in all states and U.S. territories. If you purchase shares of our common stock, you may not be able to resell the shares in certain states and U.S. territories unless and until the shares of our common stock are registered under the applicable securities laws of the jurisdiction or there is confirmation that an exemption from registration is available for secondary trading in such jurisdiction. There can be no assurance that there exists an available exemption for secondary trading in our common stock in all states and U.S. territories. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular jurisdiction, the shares of common stock could not be offered or sold to, or purchased by, a resident of that jurisdiction. In addition, resales of shares registered under the securities laws of the State of California are subject to the approval of the California Commissioner of Corporations, subject to certain exceptions.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common shares as $9.50 per share as of December 31, 2010. The basis for this valuation is the fact that the most recent public offering price for our shares of common stock in our primary offering was $9.50 per share. Our advisor has indicated that it may use the most recent price paid to acquire a share in our initial public offering or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We ceased offering shares in our initial public offering on August 29, 2010, but we may conduct follow-on public equity offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Once we establish an estimated value per share we currently expect to update the estimated value per share every 12 to 18 months thereafter. Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings.

Although the estimated value set forth above represents the most recent price at which most investors were willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering was net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Holders of Record

We had approximately 295 shareholders of record as of April 14, 2011.

Distribution Information

In order to qualify as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We own six real estate investments two of which have been designated as held for sale, and have made three real estate-related investments, one of which is outstanding as of December 31, 2010. Consistent with our investment policy, we will acquire and hold undeveloped real estate assets as a long-term investment and will not realize any income from these properties until they are sold. Accordingly, we cannot predict when, if ever, we will generate any income or income sufficient to pay cash dividends to our stockholders. The amount of any cash dividends will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If and when our investments produce operating cash flow, we expect to pay dividends to you on a periodic basis as determined by our board of directors. Because our cash available for distribution in any year may be less than 90% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities and/or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

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

Dividends

Our board of directors will determine the amount and timing of cash dividends to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by (i) our ability to identify and make real estate or real estate-related investments, (ii) the amount of the returns upon the sale of those real estate or real estate-related investments we make, and (iii) our operating expense levels, as well as many other variables.

Issuer Redemption of Equity Securities

We do not have an authorized and approved share redemption plan. The board of directors could consider such a plan but no such consideration was made as of December 31, 2010. Consequently, there is the risk that our stockholders may not be able to redeem their shares at a time or price acceptable to them. We received no formal redemption requests in 2010.

Use of Proceeds from Sales of Registered Securities

On August 29, 2007, our Registration Statement on Form S-11 (File No. 333-139042), covering a public offering of up to 20,100,000 shares of our common stock, was declared effective under the Securities Act of 1933. We offered the 20,100,000 shares in our offering at an aggregate offering price of up to $200,000,000, or $9.50 per share for the first 2,000,000 shares sold and $10.00 per share for the remaining 18,100,000 shares sold.

We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share.

The offering terminated on August 29, 2010 and on August 30, 2010, we filed Post Effective Amendment No. 7 to Form S-11 registration statement under the securities act of 1933 to terminate the initial public offering and to deregister 18,180,600 shares remaining unsold from our initial public offering of common stock. On September 7, 2010 the SEC declared effective, our Post Effective Amendment No. 7.

As of December 31, 2010, we had sold 1,940,500 shares of our common stock for $18,434,750 which includes 21,100 shares of our common stock purchased by the Sponsor for $200,450 in a private offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

At December 31, 2010, on our behalf, the Sponsor had incurred selling commissions, broker-dealer fees, and other organization and offering costs in the amounts set forth below. These expenses are our obligation, however, at no time will our obligation for such costs and expenses exceed 12.34% of the total proceeds raised in the offering. Accordingly, only a portion of these expenses have been reflected in the accompanying consolidated balance sheets.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and broker-dealer fees	$—
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	$5,286,000	Actual
Total expenses	$5,286,000	Actual

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

As of December 31, 2010
Balance sheet data:
Assets
Cash and cash equivalents	$31,079
Restricted cash	80,845
Note and interest receivable	713,593
Real estate investments	14,545,271
Real estate investments, held for sale	3,471,869
Prepaid expenses and other assets, net	53,057
Due from related party	380,390
Loan fees and related loan expenses, net	52,741
Property, plant, equipment, net	56,850
Total Assets	$19,385,695
Liabilities
Accounts payable and accrued liabilities	$848,690
Due to related parties	88,276
Interest payable	146,625
Notes payable secured by real estate investment, net of interest reserve	4,328,416
Total Liabilities	$5,412,007
Shopoff Properties Trust Stockholders equity
Common Stock $0.01 par value	20,118
Additional paid in capital, net of offering costs	17,286,715
Net Loss	(3,333,245)
Total Shopoff Properties Trust Stockholders’ equity	13,973,588
Non-controlling interest	100
Total Equity	13,973,688
Total Liabilities and Stockholder’s Equity	$19,385,695

Operating data:

For the Year Ended December 31, 2010
Revenues
Sale of real estate	$2,231,775
Interest income, note receivable	96,248
Interest income and other	1,006
Other income	49,115
Total Revenues	2,378,144
Expenses
Cost of sale real estate	1,487,956
Impairment charges	1,000,000
Stock based compensation	536,051
Asset management fees	378,450
Professional fees	287,662
Insurance	203,662
General and administrative	200,394
Director Compensation	190,000
Dues and subscriptions	133,789
Due diligence costs related to properties not acquired	101,103
Total Expenses	4,519,067
Net loss before income taxes	(2,140,923)
Benefit for income taxes	14,637
Net loss available to common shareholders per common share	$(2,126,286)
Other data:

Cash flows used in operating activities	(914,300)
Cash flows provided by investing activities	759,383
Cash flows provided by financing activities	39,974
Per share data:
Net income per common share - basic	$(1.08)
Net income per common share - diluted	$(1.08)

Weighted-average number of common shares outstanding - basic	1,961,372
Weighted-average number of common shares outstanding - diluted	1,961,372

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

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) under Section 856 (c) of the Internal Revenue Code with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. Our offering terminated August 29, 2010. As of December 31, 2010, we had sold 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor.

The Company, as a result of the closing of a proposed acquisition that occurred on November 5, 2009, utilized a substantial portion of its remaining liquidity as of September 30, 2009. This liquidity shortage continued during 2010, as the Company experienced a lower level of common stock sales than anticipated prior to the termination of its offering on August 29, 2010, a delay in the payoff of a secured mortgage note receivable, originally anticipated to be paid during 2010, and was unable to close joint ventures planned during 2010 which would have generated cash for operations and additional investments. Additionally, during 2010 the residential real estate market continued to experience distress and turbulence, including several of the markets in which the Company had made investments in residential land. This continued distress and turbulence during 2010 resulted in the Company recognizing in 2010, impairment charges on a portion of its real estate investments of which the Company believes a portion will be earned back when future real estate dispositions occur.

As a result of the Company’s delays in creating additional liquidity, in late 2010, the Company’s Advisor developed a plan to sell two of the Company’s real estate investments. This plan was designed to improve the Company’s liquidity position, eliminate two Company notes payable secured by real estate investments, and to capitalize on potential gains from a sale of these real estate investments

Since late 2010 when the Company’s Advisor developed this plan to sell two of the Company’s real estate investments, the Company entered into two separate agreements to sell a portion of the Tuscany Valley Properties (the portion being sold is known as Tuscany West), and the Underwood Project, which are scheduled to close in the second quarter of 2011. The Company will utilize the cash generated from these two real estate sales to retire a portion of the Company’s outstanding debt, pay all outstanding accounts payable, and create a reserve for operations. The Company also anticipates having funds available for additional investments.

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

Through December 31, 2010, we had purchased eight properties, two of which were subsequently sold, one on March 20, 2009 and one on February 3, 2010, and had originated three secured real estate loans, two of which were subsequently converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had no properties in escrow as of December 31, 2010. We have placed two properties in escrow since December 31, 2010. See Note 10 of the Notes to Consolidated Financial Satements for additional information.

 A portion of the proceeds raised from our offering will be reserved to meet working capital needs and contingencies associated with our operations. We believe this reserve allocation will aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. We will initially allocate to our working capital reserve not less than 0.5% and not more than 5% of the gross proceeds of the offering (assuming we raised the maximum offering). As long as we own any undeveloped real estate assets, we will retain as working capital reserves an amount equal to at least 0.5% and not more than 5% of the gross proceeds of the offering, subject to review and re-evaluation by the board of directors. If reserves and any available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties and/or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

As of December 31, 2010, the Company has insufficient liquidity to maintain working capital reserves of 0.5% of the gross proceeds of the offering as initially projected. The Company has taken steps to increase overall liquidity, by listing two properties for sale and anticipates that the minimum working capital reserve of 0.5% will be available once these properties are sold.

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

Results of Operations

Although we have made several acquisitions without the use of capital from outside investment firms, we contemplate using capital from these outside investment firms in the coming years to grow the Company’s investment base. As such our results of operations as of the date of this report are not necessarily indicative of those expected in future periods.

Through December 31, 2010, we have acquired eight properties, sold two properties and designated two properties as held for sale. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company has recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $744,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. On August 31, 2010, we closed on a $1,000,000 loan secured by the third property purchased on May 19, 2009. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. As of December 31, 2010, we have made principal pay downs totaling $991,584 on the $2,900,000 seller note carry back and $500,000 on the $2,000,000 seller note carry back.

Through December 31, 2010, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of December 31, 2010, from the $600,000 loan we have earned $201,593 in interest income, $22,382 of which is accrued interest receivable, $88,000 of which has been paid to us by the borrower, $91,211 which was added to the principal balance upon the reinstatement and modification of this loan in August 2010, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $27,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of December 31, 2010, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we have paid the Advisor asset management fees of $70,553.

Revenues for the year ended December 31, 2010 approximated $2,378,000. These revenues consisted primarily of sales of real estate, interest income on a note receivable, interest income on certificates of deposit that secured bonds on a real estate investment, and the receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009.

Expenses for the year ended December 31, 2010 approximated $4,519,000. These expenses consisted primarily of cost of sales of real estate, impairment charges, professional fees, stock based compensation, insurance, dues and subscriptions, director compensation, and general and administrative expenses.

For the year ended December 31, 2010, we had a net loss of approximately $2,126,286 due primarily to revenues from the sale of real estate, interest income on a note receivable, interest income on certificates of deposit that secured bonds on a real estate investment, and the receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009. These revenues were offset by cost of sales of real estate, impairment charges, stock based compensation, and operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions, and general and administrative expenses.

Comparison of Twelve Months Ended December 31, 2010 to Twelve Months Ended December 31, 2009

Total revenues.  Total revenues decreased by $3,093,565, or 56.5% to $2,378,144 for the year ended December 31, 2010 compared to $5,471,709 for the year ended December 31, 2009. The significant components of revenue are discussed below.

Sale of real estate.  This caption represents revenues earned from the disposition of real estate and real estate-related investments. We recorded sales of $2,231,775 for the year ended December 31, 2010 compared to $5,000,000 for the year ended December 31, 2009. For both the year ended December 31, 2010 and 2009 the Company sold a real estate investment. These two real estate investments were not comparable other than in that both real estate investments were located in Riverside County, California and were residential in nature. The real estate investments sold were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the year ended December 31, 2010 compared to 469 graded residential lots sold in the year ended December 31, 2009) and were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the year ended December 31, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the year ended December 31, 2009). Due to these real estate investments differences in size, entitlement status, and location, significant variations in pricing between the two real estate investment sales is not unusual. For a discussion of the expenses related to the sale of real estate, refer to “Cost of sales of real estate” below.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $312,745 or 76.5% to $96,248 for the year ended December 31, 2010 compared to $408,992 for the year ended December 31, 2009. The decrease was related to the Company having only one note receivable outstanding during the year ended December 31, 2010 compared to three notes for a portion of the year ended December 31, 2009 and therefore earning less interest on the outstanding notes receivable. Two real estate loans receivable, made by the Company in January 2009, in the aggregate amount of $2,300,000, subsequently became real estate owned on September 4, 2009, when grant deeds to the underlying real estate collateral were executed in favor of  SPT Real Estate Finance, LLC in exchange for a release of all of the borrowers obligations under the notes.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $31,711, or 96.9% to $1,006 for the year ended December 31, 2010 compared to $32,717 for the year ended December 31, 2009. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses. Although the Company had limited cash available for temporary investments during the year ended December 31, 2010, the Company did earn a nominal amount of interest during the year ended December 31, 2010 as a portion of available cash was placed into certificates of deposit to secure bonds on a Company real estate investment.

Other income.  This caption represents revenues earned from miscellaneous or other non-recurring or non-typical sources. Other income increased $49,115, or 100.0% to $49,115 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. The Company received receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009. The refund is not related to any current assets owned by the Company.

Loan fees.  This caption represents origination fees earned from investments in secured real estate loans. Loan fees decreased $30,000 or 100% to $0 for the year ended December 31, 2010 compared to $30,000 for the year ended December 31, 2009. The loan fee was earned when the Company approved an extension of a pending maturity date on an existing secured real estate note receivable originally made in September 2008.

Total expenses.  Total expenses decreased by $546,173, or 10.8% to $4,504,429 (including a benefit for income taxes credit of $(14,637)), for the year ended December 31, 2010 compared to $5,050,602 (including a provision for income taxes of $138,486), for the year ended December 31, 2009. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company, in our case un-developed and under developed real estate assets. We incurred $1,487,956 in cost of sale of real estate for the year ended December 31, 2010 compared to $2,955,288 for the year ended December 31, 2009. For both the year ended December 31, 2010 and 2009, the Company sold a real estate investment. These two real estate investments were not comparable other than in that both real estate investments were located in Riverside County, California and were residential in composition. The real estate investments sold were purchased at different times, (April 2009 for the real estate investment sold in the year ended December 31, 2010 and December 2008 for the real estate investment sold in the year ended December 31, 2009), were of different sizes and in different stages of entitlement (65 finished residential lots and 6 lettered lots were sold in the year ended December 31, 2010 compared to 469 graded residential lots sold in the year ended December 31, 2009), were in different geographical locations (the City of Lake Elsinore, Riverside County, California for the real estate investment sold in the year ended December 31, 2010 compared to an unincorporated area of Riverside County, California, for the real estate investment sold in the year ended December 31, 2009), and incurred differing levels of asset management during ownership (the replacement of bonds and related expenses incurred in replacing the bonds for the project sold in the year ended December 31, 2010 compared to reconveyance work and related expenses incurred for the project sold in the year ended December 31, 2009). Due to these real estate investments differences in original purchase timing, size, entitlement status, location, and asset management, significant variations in basis between the two real estate investment sales is not unusual. For the year ended December 31, 2009, the costs of sales of real estate included management and other miscellaneous project costs related to other real estate assets purchased but not sold by the Company in 2009.

Impairment charges.  Impairment charges increased by $1,000,000, or 100.0% to $1,000,000 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation decreased by $50,987 or 8.7% to $536,051 for the year ended December 31, 2010 compared to $587,038 for the year ended December 31, 2009. The decrease was primarily due to (i) the Company recognizing a smaller amount of service expense related to restricted stock grants in 2010 as compared to 2009; the Company recognizing  sixteen months of service expense on restricted stock grants in 2009; prior to August 2009, the end of the first year of vesting for the restricted stock grants that were issued, the Company did not recognize service expense resulting in twelve months of service expense being recognized in August 2009; the Company recognized twelve months of service on restricted stock grants issued during 2010, partially offset by (ii) the Company recognizing a larger overall amount of option expense in 2010 as compared to 2009; in 2010, the Company recognized option expense for options issued both in 2010 and in 2009 as compared to 2009 when the Company recognized option expense for options issued only in 2009; 2009 was the first year the Company issued options; resulting in a larger overall option expense for 2010 as compared to 2009.

Asset management fees.  Asset management fees increased by $247,811, or 189.7% to $378,450 for the year ended December 31, 2010 compared to $130,639 for the year ended December 31, 2009. The increase was primarily due to (i) a higher level of asset management fees paid on real estate investments under management by Shopoff Advisor in 2010 as compared to 2009, and (ii) in 2009, a portion of asset management fees related to real estate investments by the Company were expensed through cost of sales of real estate; in 2010 all asset management fees were expensed through asset management fees.

Professional fees.  Professional fees decreased by $165,228, or 36.5% to $287,662 for the year ended December 31, 2010 compared to $452,890 for the year ended December 31, 2009. The decrease was primarily due to (i) the Company not originating any new real estate-related investments in 2010 compared to 2009 when the Company incurred legal expenses related to two newly originated secured notes receivable, (ii) a reimbursement by the borrower in 2010 of legal expenses related to the default of an existing note receivable originated on September 30, 2008, (iii) lower legal fees related to Company operations and required filings as compared to 2009, (iv) a lower amount of fees related to the Company’s independent Sarbanes-Oxley consultant in 2010 as compared to 2009, partially offset by (v) expenses in 2010 related to the Company’s transfer agent not previously incurred by the Company; prior to the expiration of the offering in 2010, these same expenses were paid for by the Company’s sponsor and not paid for by the Company.

Insurance.  Insurance decreased by $10,551, or 4.9% to $203,662 for the year ended December 31, 2010 compared to $214,213 for the year ended December 31, 2009. The decrease was primarily due to (i) a reduction by the Company of its primary D&O coverage for the 2009-2010 policy period compared to the 2008-2009 policy period resulting in an overall decrease in the primary D&O premium, offset by (ii) an increase in the excess D&O coverage premium for the 2009-2010 policy period compared to the 2008-2009 policy period.

General and administrative.  General and administrative costs increased by $50,317, or 41.0% to $200,394 for the year ended December 31, 2010 as compared to $142,077 for the year ended December 31, 2009. The increase was primarily due to (i) higher depreciation expense incurred on a Company purchased enterprise resource planning system for 2010 which had not been fully implemented in 2009, (ii) amortization expense related to legal fees and loan fees incurred on a new loan secured by an existing real estate investment that closed in August 2010; the Company did not incur any amortization expense in 2009, (iii) arbitration expenses incurred in 2010 related to the sale of a Company asset in 2009; in 2009 there were no arbitration expenses related to the sale of this Company asset, (iv) interest expense on a new loan secured by an existing real estate investment that closed in August 2010; offset by savings from (v) a lower number of overall SEC filings during 2010 as compared to 2009 resulting in lower printing expenses, and (vi) the Company changed printing companies in 2010 resulting in lower printing expenses as compared to the same services in 2009.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $20,548 or 13.3% to $133,789 for the year ended December 31, 2010 as compared to $154,337 for the year ended December 31, 2009. The decrease was primarily due to (i) the Company, not renewing a material membership in the year ended December 31, 2010 which expired in calendar 2009, (ii) the Company recognizing one less month of expense related to a Company subscription in 2010 as compared to 2009 and (iii) the Company renegotiating a material membership during the year ended December 31, 2010 resulting in a lower level of expense as compared to 2009.

Director compensation.  Director compensation increased by $29,193, or 18.2% to $190,000 for the year ended December 31, 2010 compared to $160,807 for the year ended December 31, 2009. The increase was primarily due to (i) the Company having one more compensated board member in 2010 as compared to 2009 as in February 2009, Diane Kennedy resigned as one of our independent board members and was not replaced until September 2009 and (ii) the Company holding more board and committee meetings in 2010 as compared to 2009 due to more extensive Company activities as compared to 2009, and (iii) the Company having a higher number of board members attending the annual shareholders meeting and subsequent board meeting in 2010 as compared to 2009 resulting in a higher cost to the Company.

Acquisition fees paid to advisor.  Acquisition fees paid to our advisor decreased by $69,000, or 100.0% to $0 for the year ended December 31, 2010 compared to $69,000 for the year ended December 31, 2009. Acquisition fees represent compensation paid to our Advisor for services provided to us during the identification, negotiation, underwriting, and purchase of our real estate-related investments. The Company did not originate or purchase any real estate-related investments in the year ended December 31, 2010 compared to the origination of two real estate-related investments totaling $2,300,000 in the year ended December 31, 2009.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired increased $55,276 or 120.6% to $101,103 for the year ended December 31, 2010 compared to $45,827 for the year ended December 31, 2009. The increase was primarily related to (i) an increase in costs related to the number of potential real estate investments reviewed by the Company in 2010 as compared to 2009.

Provision (benefit) for income taxes.   This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We recognized a $14,637 benefit for income taxes for the year ended December 31, 2010 compared to a provision of $138,486 for the year ended December 31, 2009. The credit in provision for income taxes for the year ended December 31, 2010 was due to the Company’s provision for income taxes, originally projected in December 2009 for the calendar year ended December 31, 2009, being revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. The provision for income taxes for the year ended December 31, 2009 was due to the Company selling its first real estate investment during the year ended December 31, 2009. Although the Company sold its second real estate investment during the year ended December 31, 2010, the gain on the sale was not significant enough to offset overall anticipated Company expenses for the year ended December 31, 2010. Due to an anticipated overall net loss for the Company for the year ended December 31, 2010, no additional provision for income taxes was recognized for the year ended December 31, 2010.

Recent Market Developments

The United States recently faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions remains reduced and local governments and many businesses have experienced financial difficulty. Unemployment levels remain elevated.   These conditions have had and will likely continue to have a negative impact on the price of real estate in most regions in the U.S. and the terms and availability of credit.

Organization and Offering Costs

The Company’s organization and offering costs may be paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These organization and offering costs included all expenses to be paid by us in connection with the Company’s public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

Pursuant to the advisory agreement and the broker-dealer agreement, we were obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates have incurred on our behalf organization and offering costs of $5.29 million through December 31, 2010. Such costs are only a liability to us to the extent the organization and offering costs did not exceed 12.34% of the gross proceeds of the offering. From commencement of our initial public offering through its termination on August 29, 2010, we sold 1,919,400 shares for gross offering proceeds of $18.23 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

From the 1,919,400 shares sold, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, we reimbursed in excess to the Advisor and its affiliates, approximately $381,000 which represents the amount of organizational and offering expenses over the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, states that the Advisor has 60 days from the end of the month in which the offering terminates to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The Advisor and its affiliates owed us approximately $381,000 on or before October 31, 2010.

On December 31, 2010, we had not yet received from the Advisor and affiliated entities, approximately $381,000 which represents the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisor is now in breach of contract with the Company.  The Company’s board of directors is currently in discussions with the Advisor regarding the repayment of this Company receivable.

Liquidity and Capital Resources

We broke escrow on our initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. Our offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share ended August 29, 2010. As of December 31, 2010, we had sold and accepted 1,919,400 shares of our common stock for $18,234,300 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors. We had sold and accepted 1,856,000 shares of our common stock for $17,632,000 as of December 31, 2009.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the year ended December 31, 2010.

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

As of December 31, 2010, our liabilities totaled $5,412,007 and consisted of accounts payable and accrued liabilities, due to related parties, interest on notes payable, and notes payable secured by Company assets. Of the $5,412,007 in total liabilities $4,492,007 are short term and $920,000 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that (i) sales of Company assets as an alternative funding source is viable as the Company designated two properties as held for sale as of December 31, 2010 and as of April 14, 2011 was successful in the execution of two separate purchase and sale agreements on these two properties designated as held for sale and has opened escrow on both of these properties with closing scheduled in May 2011, (ii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, (iii) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets, and (iv) the Company expects to receive approximately $381,000 from our Sponsor as reimbursement for excess organizational and offering expenses paid by the Company to the Sponsor which is past due. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the year ended December 31, 2010 to the year ended December 31, 2009:

Cash From Operating Activities

As of December 31, 2010, we owned six real estate investments, none of which generates recurring income, and owned one real estate-related investment. We used $914,300 in operating activities for the year ended December 31, 2010 compared to $661,474 that was used in operating activities for the year ended December 31, 2009. Net cash used in operations increased in 2010 primarily as a result of (i) the sale of one Company owned real estate investment in 2010 that resulted in a smaller gain as compared to the sale of one Company owned real estate investment in 2009, (ii) a decrease in overall Company liabilities in 2010 compared to 2009, (iii) an increase in overall Company receivables in 2010 compared to 2009, (iv) a lower recognition of stock based compensation from the issuance of restricted stock and the grant of stock options to certain officers and directors in 2010 compared to a higher recognition of stock based compensation from the issuance of restricted stock and the grant of stock options to certain officers and directors in 2009, (v) a higher amount of depreciation recognized on Company property plant and equipment in 2010 as compared to 2009, and (vi) amortization recognized on loan origination fees and other costs related to a new Company loan secured by existing Company assets in 2010; no amortization was recognized in 2009.

Cash From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2010 was $759,383 compared to $6,259,232 that was used in investing activities for the year ended December 31, 2009. Net cash provided by investing activities increased primarily as a result of (i) the Company investing a smaller amount of liquidity into real estate and real estate-related investments in 2010 as compared to 2009, (ii) the Company investing a smaller amount of liquidity into property plant and equipment in 2010 as compared to 2009, offset by (iii) the sale of one Company owned real estate investment in 2010 that resulted in proceeds that were smaller as compared to the proceeds generated from the sale of one Company owned real estate investment in 2009.

Cash From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $39,974 compared to $419,968 that was used in financing activities for the year ended December 31, 2009. Net cash provided by financing activities increased primarily as a result of (i) the Company closing on a new loan secured by existing Company assets in 2010; the Company did not close on any new loans secured by existing Company assets in 2009 but only acquired land with the assumption of debt in 2009, (ii) a higher amount of proceeds of common stock sold to subscribers in 2010 as compared to 2009, (iii) the receipt of restricted cash in 2010, originally used to secure letters of credit which were in turn used to secure bonds on a Company owed real estate investment; in 2009 the Company used cash to secure letters of credit which were in turn used to secure the aforementioned bonds, and (iv) the payment of offering costs to our advisor in 2009; there were no payments of offering costs to our advisor in the year ended December 31, 2010, offset by (v) the repayment of principal on Company executed secured notes payable in 2010 whose principal repayments were not required in 2009.

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

As of December 31, 2010, we have raised $18,434,750 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets, significantly reducing funds for operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

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

Potential future sources of capital include secured and unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Although we have identified potential non-conventional lending sources, discussions are in the preliminary stage only and there is no assurance that an agreement for financing will be reached. We have also not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Distributions

We have not paid any distributions as of December 31, 2010. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

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

For the year ended December 31, 2010, the Company incurred $0 in acquisition and advisory fees earned by its Advisor. For the year ended December 31, 2009 the Company incurred $516,000 in acquisition and advisory fees earned by its Advisor.

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

For the year ended December 31, 2010, the Company incurred $378,450 in asset management fees earned by its Advisor. For the year ended December 31, 2009 the Company incurred $143,581 in asset management fees earned by its Advisor.

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

For the year ended December 31, 2010, the Company incurred $66,953 in disposition fees earned by its Advisor. For the year ended December 31, 2009 the Company incurred $150,000 in disposition fees earned by its Advisor.

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

Investment Objectives

A discussion of our Investment Objectives is set forth in Item 1 - Business.

A discussion of the real estate and real estate-related investments executed by us as of December 31, 2010 is set forth in Item 2 – Properties.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the twelve month periods ended December 31, 2010 and December 31, 2009.

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

Interest income on the Company’s real estate notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method. Direct loan origination fees and origination or acquisition costs are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

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

As of December 31, 2010, two existing company investments known as the Underwood Project and the Tuscany West Project met the above criteria as of December 31, 2010 and as a result were presented as assets held for sale in the accompanying consolidated balance sheets.

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

The Company recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments for the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the accompanying consolidated financial statements) and, as of December 31, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

Organization and Offering Costs

The Company’s organization and offering costs may be paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These organization and offering costs include all expenses to be paid by us in connection with the Company’s initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of December 31, 2010, the Company did not have any unrecognized tax benefits.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the twelve months ended December 31, 2010 and December 31, 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at December 31, 2010 and December 31, 2009, respectively). Earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

Note Receivable

The secured note to Mesquite Venture I, LLC matured on January 15, 2011 and SPT Real Estate Finance, LLC did not receive payment in full as required by Mesquite Venture I, LLC. The Company sent a demand letter to the guarantors on the Mesquite loan on January 20, 2011 indicating that if payment was not received within 10 days the Company intended to immediately pursue collection. The due date on the demand letter passed without payment from Mesquite Venture I, LLC. Management has begun discussions with (i) Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC, and (ii) Company legal council regarding options available to the Company regarding collection of the outstanding receivable. Based on discussions with Mesquite Venture 1, LLC and Company legal council, the Company anticipates receiving full payment of all outstanding principal and interest.

Real Estate Investments – Underwood Project

On March 10, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Underwood Project to CV Communities, LLC, (“Buyer”) pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 10, 2011, for the sales price of $4,500,000 in cash. Due diligence by Buyer has commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 19, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment increased Buyers total deposits to $500,000 and changed the close of escrow from April 19, 2011 to May 10, 2011. On April 8, 2011, Buyer completed their examination of the property, cleared contingencies and released all deposits to Seller.

This sale would provide liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000, thereby reducing the Company’s overall liabilities.

Real Estate Investments - Desert Moon Estates Project

On January 13, 2011, the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on December 1, 2010. The Desert Moon Estates Project is obligated to pay a bi-annual special assessment to the City of Buckeye, Arizona and management was in communication with the City of Buckeye, Arizona regarding this past due amount which approximated $136,000. The Notice required full payment by February 18, 2011. If the Company was unable to make the full payment by February 18, 2011, the City of Buckeye had additional remedies for payment available to them including the ability to start foreclosure proceedings against the property.

On February 25, 2011, the Company received a Notice of Sale of Real Estate for Delinquent Special Assessment (or “Final Notice”) from the Watson Road Community Facilities District.  The sale at public auction was scheduled for March 31, 2011. If the Company failed to pay this outstanding debt on or before March 30, 2011, the Company would lose the entire Desert Moon Estates project.

Management paid this past due special assessment on March 29, 2011 and the City of Buckeye subsequently informed management that the Desert Moon Estates project was in current status.

Real Estate Investments – Tuscany Valley Properties

On March 23, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 total lots), to Richland Communities Inc, a Florida corporation (“Buyer”), pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 23, 2011, for the sales price of $2,132,000 in cash. Due diligence by Buyer has commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 15, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment decreased Buyers total deposit to $150,000, changed the close of escrow from April 15, 2011 to May 13, 2011, and reduced the purchase price to $1,800,000.

This sale would provide liquidity to the Company in addition to paying off an existing Company notes payable in the approximate amount of $1,908,000, thereby reducing the Company’s overall liabilities.

Due from Related Party

As of April 14, 2011 we had received from the Advisor and affiliated entities, $288,000 of the approximately $381,000 owed to the Company from the Advisor and affiliated entities, which represents the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010 as discussed in Note 7 of the notes to consolidated financial statements. The Board of Directors is in consultation with the Advisor to obtain the remaining balance.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because we are in an early stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of December 31, 2010, a 10% increase or decrease in interest rates would have no material effect on our interest income.

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

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for smaller reporting companies such as the Company pursuant to certain federal legislation enacted in July 2010.

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

  Changes in Internal Control over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

On March 10, 2011, an affiliate of Shopoff Properties Trust, Inc. (the “Company”), SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company (the “Seller”) and wholly owned subsidiary of the Company’s affiliate, Shopoff Partners, L.P., agreed to sell to CV Communities, LLC, a Delaware limited liability company (the “Buyer”), 543 single family residential lots, a 9.4 acre park and over 70 acres of open space on a total of 225 acres of unimproved land  commonly referred to as tract 29835, located in the City of Menifee, County of Riverside, California, commonly known as the “Underwood Project”. The sale will be made pursuant to a purchase and sale agreement and joint escrow instructions, dated March 10, 2011 (the “Sale Agreement”), as amended. The sales price is $4,500,000 in cash.

On April 6, 2011, Seller and Buyer entered into a certain First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions (the “First Amendment”).  Pursuant to the First Amendment, the Buyers total deposits increased to $500,000 and the close of escrow was changed from April 19, 2011 to May 10, 2011.

On April 8, 2011, the Buyer completed its examination of the property, cleared contingencies and released all deposits to Seller.

The Company intends to use the net proceeds from the sale for payment of outstanding liabilities of the Company, a pay down on an existing promissory note, and other general corporate purposes.

The Company’s affiliated advisor, Shopoff Advisor, L.P., will received a disposition fee equal to 3% of the contract sales price, or $135,000, upon consummation of the transaction.

The foregoing description is qualified in its entirety by reference to the full text of the Sale Agreement, and the First Amendment thereto, attached to this Current Report on Form 10-K as Exhibit 10.37, and Exhibit 10.38 and incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information, as of December 31, 2010, relating to our 2007 Equity Incentive Plan pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	( excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	reflected in column (a)) ( c )

Equity compensation plans approved by security holders	1,655,000	$9.50	1,357,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,655,000	$9.50	1,357,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009	F-3

Consolidated Statements of Stockholders’ Equity for the Year Ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows for the Year Ended
December 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

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

Exhibit Number	Exhibit

3.3	Bylaws of the Registrant (filed as Exhibit 3.2 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

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

10.24
Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT- Lake Elsinore Holding Co., LLC dated September 3, 2009 (filed as Exhibit 10.2 to Form 8-K on November 12, 2009 and incorporated herein by reference).

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

10.28
All-Inclusive Purchase Money Note Secured By Deed Of Trust between SPT- Lake Elsinore Holding Co., LLC and TSG Little Valley, L.P. and dated November 6, 2009 (filed as Exhibit 10.6 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.29
Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated December 8, 2009 (filed as Exhibit 10.1 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.30
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated January 20, 2010 (filed as Exhibit 10.2 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.31
Participation Agreement between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated February 3, 2010 (filed as Exhibit 10.3 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.32
Loan Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.1 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.33
Promissory Note Secured By Deed Of Trust between SPT- Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Underwood, L.P. and dated August 30, 2010 (filed as Exhibit 10.2 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.34
Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary 2010 (filed as Exhibit 10.3 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.35
Rider to Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.4 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.36
Security Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.5 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.37	Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated March 10, 2011.

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated April 6, 2011.

21.1	List of Subsidiaries.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+           Indicates a management contract or compensation plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Shopoff Properties Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shopoff Properties Trust, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopoff Properties Trust, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda and Williamson, LLP

Newport Beach, California
April 14, 2011

SHOPOFF PROPERTIES TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Assets
Cash and cash equivalents	$31,079	$146,022
Restricted cash	80,845	189,953
Note and interest receivable	713,593	662,345
Real estate investments	14,545,271	19,034,147
Real estate investments, held for sale	3,471,869	—
Prepaid expenses and other assets, net	53,057	76,631
Due from related parties	380,390	—
Loan fees and related loan expenses, net	52,741	—
Property and equipment, net	56,850	100,211
Total Assets	$19,385,695	$20,209,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$848,690	$536,047
Due to related parties	88,276	16,700
Interest payable	146,625	72,493
Income taxes payable	—	42,986
Notes payable secured by real estate investments, net	4,328,416	4,900,000
Total Liabilities	5,412,007	5,568,226

Commitments and Contingencies	—	—

Equity
Shopoff Properties Trust, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,011,750 and 1,912,100 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	20,118	19,121
Additional paid-in capital, net of offering costs	17,286,715	15,768,971
Subscribed stock, $0.01 par value, 6,300 shares subscribed but not issued at December 31, 2009	—	59,850
Accumulated deficit	(3,333,245)	(1,206,959)
Total Shopoff Properties Trust, Inc. stockholders’ equity	13,973,588	14,640,983
Non-controlling interest	100	100
Total stockholder’s equity	13,973,688	14,641,083
Total Liabilities and Stockholders’ Equity	$19,385,695	$20,209,309

 The accompanying notes are an integral part of these consolidated financial statements.

 SHOPOFF PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31, 2010	December 31, 2009

Revenues:
Sale of real estate	$2,231,775	$5,000,000
Interest income – notes receivable	96,248	408,992
Interest income and other	1,006	32,717
Loan fees	—	30,000
Other income	49,115	—
	2,378,144	5,471,709

Expenses:
Cost of sales of real estate	1,487,956	2,955,288
Impairment charges	1,000,000	—
Stock based compensation	536,051	587,038
Asset management fees	378,450	130,639
Professional fees	287,662	452,890
Insurance	203,662	214,213
General and administrative	200,394	142,077
Director compensation	190,000	160,807
Dues and subscriptions	133,789	154,337
Acquisition fees paid to advisor	—	69,000
Due diligence costs related to properties not acquired	101,103	45,827
	4,519,067	4,912,116
Net (loss) income before income taxes	(2,140,923)	559,593
Provision (benefit) for income taxes	(14,637)	138,486
Net (loss) income available to common shareholders per common share	$(2,126,286)	$421,107
Basic	$(1.08)	$0.22
Diluted	$(1.08)	$0.20
Weighted-average number of common shares outstanding, used in per share computations:
Basic	1,961,372	1,878,787
Diluted	1,961,372	2,095,537

 The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For  the Years Ended December 31, 2010 and 2009

	Common Stock		Common Stock Issuable Upon Breaking Escrow		Additionall Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	1,857,300	18,573	–	–	15,472,346	(1,628,066)	13,862,853
Issuance of common stock	19,800	198	–	–	187,902	–	188,100
Subscribed stock	6,300	63	–	–	59,787	–	59,850
Vesting of restricted stock issued to certain directors and officers	35,000	350	–	–	332,150	–	332,500
Stock compensation	–	–	–	–	254,538	–	254,538
Offering costs paid to sponsor	–	–	–	–	(477,965)	–	(477,965)
Net profit	–	–	–	–	–	421,107	421,107
Balance December 31, 2009	1,918,400	19,184	–	–	15,828,758	(1,206,959)	14,640,983
Issuance of common stock	63,400	634	–	–	601,666	–	602,300
Subscribed stock	(6,300)	(63)	–	–	(59,787)	–	(59,850)
Vesting of restricted stock issued to certain directors and officers	36,250	363	–	–	344,012	–	344,375
Stock compensation	–	–	–	–	191,676	–	191,676
Offering costs due from sponsor	–	–	–	–	380,390	–	380,390
Net loss	–	–	–	–	–	(2,126,286)	(2,126,286)
Balance December 31, 2010	2,011,750	20,118	–	–	17,286,715	(3,333,245)	13,973,588

 The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31, 2010	December 31, 2009

Cash Flows from Operating Activities
Net (loss) income	$(2,126,286)	$421,107
Adjustments to reconcile net (loss) income to net cash used in operating activities:	—	—
Gain on sale of real estate investment	(743,819)	(2,044,712)
Loan fee from new issuance of debt secured by real estate investment	(50,000)	—
Interest receivable from real estate-related investment	(96,248)	(104,345)
Interest expense from new loan secured by real estate investment	40,000	—
Depreciation expense	44,804	28,767
Amortization expense	10,548	—
Stock compensation	536,051	587,038
Impairment charges	1,000,000	—
Changes in assets and liabilities:	—	—
Due to related parties	71,577	(115,435)
Accounts payable and accrued liabilities	312,643	471,451
Income taxes payable	(42,986)	42,986
Interest payable	74,132	72,493
Prepaid expenses and other assets, net	23,573	(20,824)
Loan fees and related loan expenses, net	(13,289)	—
Interest and loan fee receivable	45,000	—
Net cash (used in) operating activities	(914,300)	(661,474)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(1,444)	(83,931)
Real estate investments	(1,133,426)	(14,134,147)
Proceeds from sale of real estate investment, net	1,894,253	4,658,846
Real estate deposits	—	3,300,000
Net cash provided by (used in) investing activities	759,383	(6,259,232)
Cash Flows from Financing Activities
Offering costs paid to sponsor	—	(477,965)
Issuance of common stock to subscribers	602,300	188,100
Subscribed stock	(59,850)	59,850
Repayment of notes payable secured by real estate investment	(1,491,584)	—
Proceeds from new loan secured by real estate investment	880,000	—
Restricted cash	109,108	(189,953)
Net cash provided by (used in) financing activities	39,974	(419,968)
Net change in cash	(114,943)	(7,340,674)
Cash, beginning of year	146,022	7,486,696
Cash, end of year	$31,079	$146,022

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of real estate investment with assumption of debt	$–	$4,900,000
Pre-paid interest	$120,000	$–
Reimbursement of excess organizational and offering expenses paid to the Advisor and affiliated entities	$380,390	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$341,827	$30,575
Cash paid for income taxes	$37,000	$91,500

 The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company has concluded its best-efforts initial public offering in which it offered 2,000,000 shares of its common stock at a price of $9.50 per share and 18,100,000 shares of common stock at $10.00 per share. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of December 31, 2010, the Company had accepted subscriptions for the sale of 1,919,400 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 71,250 shares of vested restricted stock issued to certain officers and directors. As of August 29, 2010, the end of the offering period, the Company had 80,600 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale and subsequently proceeded with the deregistration of these shares totaling 18,180,600 through the filing of a post effective amendment number 7 with the SEC. The SEC declared this post effective amendment number 7 effective on September 7, 2010.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

As of December 31, 2010, the Company owned six properties, two of which have been designated as held for sale (See Note 4 for additional information):

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

Through December 31, 2010, the Company had originated three loans: a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc., of which one loan, the $600,000 secured loan due from Mesquite Venture I, LLC, was outstanding as of December 31, 2010 and  2009 (See Note 3).

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Liquidity Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of December 31, 2010, the Company had an accumulated deficit of approximately $3,333,245 and also had negative cash flows from operations for the years ended December 31, 2010 and December 31, 2009 of approximately $914,000 and $661,000, respectively and only has approximately $31,000 in cash and owes vendors approximately $937,000 as of December 31, 2010. As further discussed in Note 4, in November 2009 the Company paid $9.6 million in a combination of cash and a seller financed purchase note as part of the consideration to purchase 519 entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California, and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, which significantly reduced funds available for operations as of December 31, 2009. In addition and as of December 31, 2009, the Company had two notes payable to TSG Little Valley, L.P. and AZPro Developments Inc., totaling $4,900,000 and maturing in 2010. These conditions raised concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following actions: Subsequent to December 31, 2009, management extended each of the two notes payable discussed above for one year in exchange for a principal pay down at the initial maturity dates of at least $500,000 for each note and an increase in the existing interest rate for each note of two percent. As further discussed in Note 5, as of December 31, 2010, the two notes payable, have been partially paid down, as during the three months ended March 31, 2010, the Company made a $991,584 principal reduction on the $2,900,000 secured promissory note to TSG Little Valley, L.P., and during the three months ended September 30, 2010, the Company made a $500,000 principal reduction on the $2,000,000 secured promissory note to AZPro Developments, Inc. As also discussed in Note 5, on August 31, 2010, SPT-Lake Elsinore Holding Co. LLC, closed a secured loan from Cardinal Investment Properties – Underwood, L.P. in the amount of $1,000,000 made pursuant to a loan agreement between SPT – Lake Elsinore Holding Co. LLC and Cardinal Investment Properties – Underwood, L.P. dated August 30, 2010. SPT – Lake Elsinore Holding Co, LLC used the proceeds from Cardinal Investment Properties – Underwood, L.P. to pay a delinquent special assessment from the Watson Road Community Facilities District, payable to the City of Buckeye in Arizona, in the approximate amount of $276,000, to make the aforementioned $500,000 principal payment to AZPro Developments, Inc. as required under a secured promissory note in favor of AZPro Developments, Inc., and to pay other outstanding liabilities of the Company. Additionally, the Company’s sole broker-dealer, Shopoff Securities, Inc. was able to increase its sales of Company common stock during the current calendar year up to the termination of the offering on August 29, 2010 as compared to results for the twelve months ended December 31, 2009. The Company sold common stock in the amount of $602,300 during the current calendar year up to the termination of the offering on August 29, 2010 compared to $188,100 for the twelve months ended December 31, 2009.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Management is also evaluating the following options (i) sales of Company assets as an alternative funding source is viable as the Company designated two properties as held for sale as of December 31, 2010 and as of April 14, 2011 was successful in the execution of two separate purchase and sale agreements on these two properties designated as held for sale and has opened escrow on both of these properties with closing scheduled in May 2011, (ii) lending sources for land assets have recently become more available although the cost of funds could be prohibitive in nature, (iii) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets.

In addition, the Advisory Agreement dated August 29, 2007 as amended, entered into between the Company, the operating partnership, and our advisor, states that within 60 days after the end of the month in which the offering terminates, the Advisor shall reimburse the Company for any excess organizational and offering expense reimbursement. The Advisor owes the Company approximately $381,000 and such reimbursement is past due (see Note 10). Approximately $288,000 of the past due $381,000 was paid back to the Company subsequent to December 31, 2010. As a result of above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), and (iii) discussed above do not happen, the Company may need to consider alternative solutions or may need to cease operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s  consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the years ended December 31, 2010 and 2009.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of December 31, 2010, we did not have any bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

As of December 31, 2010, the Company maintained marketable securities in a money market account, however the outstanding balance of this money market account as of December 31, 2010 was not in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Interest income on the Company’s real estate notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method. Direct loan origination fees and origination or acquisition costs are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

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
December 31, 2010 and 2009

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

When a property is held for sale, such property will be carried at the lower of (i) its carrying amount or (ii) the estimated fair value less costs to sell. In addition, a depreciable property being held for sale (such as a building) will cease to be depreciated. We will classify operating properties as held for sale in the period in which all of the following criteria are met:

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

As of December 31, 2010, two existing company investments known as the Underwood Project and the Tuscany West Project met the above criteria as of December 31, 2010 and as a result were presented as assets held for sale in the accompanying consolidated balance sheets.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments for the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000. There were no impairment losses recorded for the year ended December 31, 2009.

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

As of December 31, 2010, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 71,250 of which were vested as of December 31, 2010 and 102,500 of which remain unvested as of December 31, 2010. However, such unvested shares were not included in the calculation of EPS for the year ended December 31, 2010 since their effect would be anti-dilutive.

As of December 31, 2009, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 35,000 of which were vested as of December 31, 2009 and 138,750 of which remain unvested as of December 31, 2009. Such unvested shares were included in the calculation of EPS for the year ended December 31, 2009 since their effect would be dilutive.

As of December 31, 2010, the Company had 123,750 stock options that were granted to certain directors and officers, 42,900 of which were vested as of December 31, 2010 and 80,850 of which remain unvested as of December 31, 2010. The 123,750 stock options were not included in the calculation of EPS for the year ended December 31, 2010 since their effect would be anti-dilutive.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

As of December 31, 2009, the Company had 78,000 stock options that were granted to certain directors and officers, 16,400 of which were vested as of December 31, 2009 and 61,600 of which remain unvested as of December 31, 2009. The 78,000 stock options were included in the calculation of EPS for the year ended December 31, 2009 since their effect would be dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the year ended December 31, 2010 and 2009, respectively:

	Year Ended
	December 31,
	2010	2009

Numerator:
Net (loss) income	$(2,126,286)	$421,107

Denominator:
Weighted average outstanding shares of common stock	1,961,372	1,878,787

Effect of contingently issuable restricted stock	—	138,750

Effect of contingently issuable stock options	—	78,000
Weighted average number of common shares and potential common shares outstanding	1,961,372	2,095,537

Basic (loss) income per common share	$(1.08)	$0.22
Diluted (loss) income per common share	$(1.08)	$0.20

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of December 31, 2010 and December 31, 2009, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at December 31, 2010 and December 31, 2009:

As of December 31, 2010
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$12,204	$12,204	$12,204	$—	$—

As of December 31, 2009
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$45,996	$45,996	$44,996	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of years ended December 31, 2010 and 2009, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at December 31, 2010 and 2009, respectively). Earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests — previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Stock-Based Compensation
The Company’s policy requires that all employee stock options and rights to purchase shares under stock participation plans be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Organization and Offering Costs

The Company’s organization and offering costs may be paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These organization and offering costs include all expenses to be paid by us in connection with the Company’s initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

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

At December 31, 2010, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $1,340,000 and a state NOL carry-forward of approximately $2,254,000.

At December 31, 2009, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $531,000 and a state NOL carry-forward of approximately $1,721,000.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of December 31, 2010, the Company did not have any unrecognized tax benefits.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

3. NOTE RECEIVABLE

As of December 31, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows:
				Book				Maturity
	Date			Value as of	Book	Contractual	Annual Effective	Date as of
Loan Name	Acquired/	Property	Loan	December 31,	Value as of	Interest	Interest Rate at	December 31,
Location of Related Property or Collateral	Originated	Type	Type	2010	December 31, 2009	Rate	December 31, 2010	2010
Mesquite Venture I
Mesquite, Nevada	9/30/2008	Vacant Land Second deed of Trust		$691,211	$600,000	14.00%	14.00%	1/15/2011

Reserve for loan losses				—	—

				$691,211	$600,000

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2010:

Real estate loans receivable — December 31, 2009	$600,000
Provision for loan losses	—
Loan reinstatement and modification, outstanding accrued and unpaid interest added to principal balance	91,211
Provision for loan losses	—
Real estate loans receivable — December 31, 2010	$691,211

     Mesquite Venture I, LLC
On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, a real estate loan for an amount of $600,000. The borrower was Mesquite Venture I, LLC. All attorney and closing costs were paid by the borrower. The loan was a second position lien behind a $3,681,000 first position lien (the “Senior Loan”). The initial term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite with an appraised value of $4,250,000 as of August 5, 2009. This loan is also secured by personal guarantees from four separate individuals.

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of December 31, 2010 was $45,000.

On or about June 30, 2009, the Company, through SPT Real Estate Finance, LLC, agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010, which was to be applied against accrued and unpaid interest. Interest would accrue on the outstanding principal balance at an annual rate of 14% and all accrued and unpaid interest and principal became due and payable in full at the new maturity date of May 15, 2010.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

As of December 31, 2010, Mesquite Venture I, LLC had failed to make its December 2010, $5,000 monthly payment towards accrued and unpaid interest as required under the reinstatement and modification agreement. Due to the failure by Mesquite Venture I, LLC to make its December 2010 monthly payment, Mesquite Venture I, LLC was in default under the terms of its reinstatement and modification agreement.

For the year ended December 31, 2010, SPT Real Estate Finance, LLC recorded interest income of $96,248 on the secured real estate loan. Due to a condition of the reinstatement and modification agreement that provided that all accrued and unpaid interest through the date of the reinstatement and modification would be added to the outstanding principal balance of the promissory note, $48,866 of the $96,248 accrued interest receivable was added to the principal balance of the secured real estate loan during the year ended December 31, 2010.

SPT Real Estate Finance, LLC had an outstanding interest receivable of $22,382 as of December 31, 2010 and $42,345 as of December 31, 2009.

     See Note 10 for additional information.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

On April 17, 2009, SPT-Lake Elsinore Holding Co., LLC closed on the purchase of real property constituting sixty five (65) finished lots and six (6) lettered lots located in the City of Lake Elsinore, Riverside County, California, for the purchase price of $650,000 (“Wasson Canyon Project”). The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”), dated April 14, 2009, by and between the SPT-Lake Elsinore Holding Co., LLC, as buyer and MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company, as seller.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

MS Rialto Wasson Canyon CA, LLC is not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $19,500, upon consummation of the transaction.

Since the acquisition of the Wasson Canyon Project and through the date it was sold,  SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $650,000, an additional $838,000 in capitalized project costs including the previously mentioned $19,500 acquisition fee, and $66,953 disposition fee, resulting in a gain on the sale of this asset of approximately $744,000.

On February 3, 2010, SPT-Lake Elsinore Holding Co., LLC, as Seller, sold to D. R. Horton Los Angeles Holding Company Inc., a California corporation, as Buyer, the Wasson Canyon Project. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated December 8, 2009 (the “Sale Agreement”), as amended. The sales price was $2,231,775 in cash.

The Company’s affiliated advisor, Shopoff Advisors, L.P., has been paid $15,606 in asset management fees since the consummation of the transaction.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

On November 2, 2010, SPT – Lake Elsinore Holding Co., LLC received notice from the County of Riverside, Transportation And Land Management Agency, that a notice of completion was issued for Miscellaneous Case 4036 (Tract 31792 in the City of Lake Elsinore) on July 27, 2010. This notice of completion resulted in a 90% security release on an existing Faithful Performance Bond and a 100% security release on an existing Material and Labor Bond previously obtained by SPT – Lake Elsinore Holding Co., LLC.  Due to the reduction in the total amount of outstanding bonds, management was successful in reducing the surety’s collateral requirements and ultimately gained the release of approximately $225,375 of the original total of $305,889 in letters of credit provided to the surety underwriting the bonds. This reduction of required letters of credit by the surety underwriting the bonds resulted in a release to the Company of approximately $225,375 in restricted cash.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

To secure Buyer’s obligations to timely complete the adjacent improvement obligations, Buyer agreed to deliver to Seller a letter of credit in the amount of $102,000. If Buyer defaults on its obligations to timely perform the adjacent improvement obligations, Seller has the right to draw on the letter of credit to complete the adjacent improvement obligations to the extent necessary to cause the bonds to be released.

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

On August 31, 2010, SPT-Lake Elsinore Holding Co., LLC closed a secured loan from Cardinal Investment Properties – Underwood, L.P. The loan amount was $1,000,000 and was made pursuant to a loan agreement between SPT-Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Underwood, L.P. dated August 30, 2010. See note 5 for additional information.

Cardinal Investment Properties – Underwood, L.P. is not affiliated with the Company or any of its affiliates.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

As of the year ended December 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $58,149 in asset management fees since the consummation of the transaction.

As of the year ended December 31, 2010, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $138,468 in capitalized project costs, including the previously mentioned $49,500 acquisition fee.

See Note 10 for additional information.

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

On July 13, 2010 the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on June 1, 2010. The Desert Moon Estates Project is obligated to pay a bi-annual special assessment to the City of Buckeye, Arizona and management was in communication with the City of Buckeye, Arizona regarding this past due amount which approximated $276,000. The Notice required full payment by August 18, 2010. If the Company was unable to make the full payment by August 18, 2010, the City of Buckeye had additional remedies for payment available to them including the ability to start foreclosure proceedings against the property. Management paid this past due special assessment on September 3, 2010 and the City of Buckeye subsequently informed management that the Desert Moon Estates project was in current status. See Note 10 for additional information.

AZPro Developments, Inc. is not affiliated with the Company or any of its affiliates.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Company’s affiliated advisor, Shopoff Advisors, L.P., received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.

As of the year ended December 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $90,735 in asset management fees since the consummation of the transaction.

As of the year ended December 31, 2010, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $979,009 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county and CFD taxes and accrued interest on the secured promissory note to AZPro Development, Inc.

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

As of the year ended December 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $70,553 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

As of the year ended December 31, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $169,813 in capitalized project costs comprised primarily of county tax payments.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Also, on September 3, 2009, SPT-Lake Elsinore Holding Co., LLC entered into a first amendment to purchase and sale agreement and joint escrow instructions with Seller, which amended the Tuscany Valley Purchase Agreement as follows: (a) SPT-Lake Elsinore Holding Co., LLC agreed to purchase additional property from Seller consisting of 356 entitled but unimproved, residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, (b) the purchase price was increased to $9,600,000 from $4,890,000, (c) the nonrefundable deposit requirement was increased to $2,000,000 from $1,000,000, and (d) the escrow closing date was amended to on or before November 30, 2009.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 11,000 shares as of December 31, 2010, which represents approximately 0.55% of our total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

TSG Little Valley L. P. is a shareholder of the Company with ownership of 14,900 shares as of December 31, 2010, which represents approximately 0.74% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

As of the year ended December 31, 2010, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $218,838 in asset management fees since the consummation of the transaction.

As of the year ended December 31, 2010, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $9,600,000, an additional $855,204 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county taxes, appraisal expenses, and accrued interest on the secured promissory note to TSG Little Valley, L.P.

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
December 31, 2010 and 2009

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

On March 11, 2010, our affiliate SPT AZ Land Holdings, LLC, executed an extension on the existing $2,000,000 secured promissory note with AZPro Development Inc. An extension of the maturity date to July 31, 2011 was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $500,000 on or before the original maturity date of July 31, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010. In addition to the principal pay down of $500,000 on or before the original maturity date of July 31, 2010, SPT AZ Land Holdings, LLC agreed to pay current, all project taxes including any special assessments. The $500,000 principal pay down date of July 31, 2010 was extended to August 31, 2010. SPT AZ Land Holdings, LLC paid the principal pay down of $500,000 on September 2, 2010.

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

For the year ended December 31, 2010, SPT AZ Land Holdings, LLC recognized interest expense of $123,616 on the outstanding note balance and made interest payments totaling $138,411 to AZPro Developments, Inc.

As of December 31, 2010, total outstanding balance related to this note was $1,500,000.

Tuscany Valley Properties Note Payable

As discussed in Note 4 and in connection with the closing of Tuscany Valley Properties, SPT-Lake Elsinore Holding Co. LLC executed a $2,900,000 all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

On March 5, 2010, our affiliate SPT-Lake Elsinore Holding Co., LLC, executed a one year extension on the existing $2,900,000 secured promissory note with TSG Little Valley, L.P. in exchange for a principal pay down of at least $500,000 on or before the original maturity date of November 6, 2010 and a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010. As of December 31, 2010, a principal pay down of $991,584 had been made on the TSG Little Valley, L.P. promissory note.

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

On November 10, 2010, the Company received a Notice of Default And Election To Sell Under Deed of Trust (or “Notice”) from First American Title Insurance Company. This Notice was received when TSG Little Valley, L.P. failed to pay the outstanding principal balance to Multibank 2009-1 CRE Venture, LLC, the current payee (“Lender”) under the Included Note. Prior to receiving this Notice, representatives of TSG Little Valley, L.P. had been in discussions and ongoing negotiations with Lender regarding the Included Note with the intent of renegotiating the terms of or reaching a settlement on the Included Note. These discussions and ongoing negotiations to date have been unsuccessful and TSG Little Valley, L.P. and the Company received the Notice. The Company, when it purchased the Tuscany Valley Properties in November 2009, took ownership through a seller financed all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P. that included the Lender note. To date, the Company has not received a formal demand from TSG Little Valley, L.P. for payment to Lender. If TSG Little Valley, L.P. or the Company fails to reach a resolution with Lender, the Company could lose a portion of the Tuscany Valley Properties (approximately 163 of the 519 lots). Management is in discussions with TSG Little Valley, L.P. regarding the Notice and believes that a satisfactory resolution will be reached prior to the completion of the foreclosure process, which is a minimum of 120 days from Notice recordation, or November 5, 2010. After January 30, 2011, the Lender has the right to file a Notice of Sale.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

As of April 14, 2011 there have been no new developments regarding the Notice filed by Lender.

For the year ended December 31, 2010, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $252,342, on the outstanding all-inclusive promissory note and made principal and interest payments totaling $1,155,000 to TSG Little Valley, L.P. Of the principal and interest payments totaling $1,155,000 paid to TSG Little Valley, L.P., $991,584 comprised principal payments and $163,416 comprised interest payments.

As of December 31, 2010, the outstanding balance related to this note was $1,908,416.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

For the year ended December 31, 2010, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $40,000 on the outstanding note balance and reduced the previously mentioned pre-paid interest payment of $120,000 by $40,000 to reflect the interest payment to Lender.

           As of December 31, 2010, the outstanding balance related to this loan was $910,000.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of December 31, 2010 and for the years ending on December 31 approximated the following:

2011	$3,408,416
2012	1,000,000
Thereafter	—
$4,408,416

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

As of December 31, 2010, the Company had sold and accepted 1,919,400 shares of its common stock for $18,234,300 not including 21,100 shares issued to The Shopoff Group L.P. and not including 71,250 shares of vested restricted stock previously issued to certain officers and directors. As of December 31, 2009, the Company had sold and accepted 1,856,000 shares of its common stock for $17,632,000 not including 21,100 shares issued to The Shopoff Group L.P. and not including 35,000 shares of vested restricted stock previously issued to certain officers and directors.

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. On August 29, 2010, 35,000 shares of restricted stock grants vested. On September 23, 2010, 1,250 shares of restricted stock grants vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, and 5,000 shares of restricted stock were subsequently reissued. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director. As of December 31, 2010, 102,500 shares of restricted stock remained unvested and outstanding.

The 71,250 vested restricted stock grants were recorded as credit of $712 to common stock for the par value of the vested restricted stock grants and $676,163 to additional paid-in capital in the accompanying consolidated balance sheets.

For the year ended December 31, 2010, the Company recognized compensation expense of $344,374 comprised of accrued compensation expenses for restricted stock grants.  Of the $344,374 accrued compensation expenses for restricted stock grants, $230,572 relates to restricted stock grants that vested during the year ended December 31, 2010 and $113,802 relates to restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $113,802 ends August 29, 2011 and September 23, 2011; $110,883 of the $113,802 relates to the service period that ends August 29, 2011 and $2,969 of the $113,802 relates to the service period that ends September 23, 2011. For the year ended December 31, 2009, the Company recognized compensation expense of $446,302 comprised of accrued compensation expenses for restricted stock grants. Of the $446,302 accrued compensation expenses for restricted stock grants, $332,500 related to restricted stock grants that vested during the year ended December 31, 2009 and $113,802 related to restricted stock grants that had not yet vested but whose expense was being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $113,802 ended August 29, 2010 and September 23, 2010; $110,883 of the $113,802 related to the service period that ended August 29, 2010 and $2,969 of the $113,802 related to the service period that ended September 23, 2010.

Stock Option Grants

The Company issues stock grants under its 2007 Equity Incentive Plan. The options granted vest in 4 or 5 equal installments beginning on the grant date and on each anniversary of the grant date over a period of 3 or 4 years. The options have a contractual term of 10 years. A summary of the Company’s common stock option activity as of and for the year ended December 31, 2010 is presented below.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	78,000	$9.50
Granted	45,750	$9.50
Outstanding at December 31, 2010	123,750	$9.50

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

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Expected volatility	75%	70%
Expected term	6.8 yrs	6.9 yrs
Risk-free interest rate	1.95%	3.00%
Dividend yield	—%	—%
Weighted –average grant date fair value	$6.34	$6.44

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following is a summary of stock option expense for the periods indicated which was recorded to additional paid-in capital in the accompanying consolidated balance sheets:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2010
Stock Option Expense	$191,677	$140,736

Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

Based on the closing stock price of $9.50 at December 31, 2010, aggregate intrinsic value of options outstanding at December 31, 2010 was zero.

            Options outstanding that have vested and are expected to vest as of December 31, 2010 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term in
	Shares	Price	Years
Vested	42,900	$9.50	8.9
Expected to vest	80,850	9.50	9.1

Total	123,750	9.50	9.0

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities have incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time will the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the offering, as more fully disclosed in the Company’s Registration Statement. We are allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor is required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceed 12.34% of the gross offering proceeds within 60 days of the close of the month in which the offering terminated. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The offering terminated on August 29, 2010 and as of that date, we had reimbursed the Advisor approximately $381,000 in excess of the 12.34% limit. Such reimbursement was due us on October 31, 2010. The $381,000 was recorded as due from related party with an offset to additional paid-in-capital in the accompanying consolidated balance sheets. As of December 31, 2010, we had not yet received such amount from the Advisor and affiliated entities. The Advisor is considered  in breach of contract with the Company.  The Company’s board of directors is aware of this breach of contract and is currently in discussions with the Advisor regarding the repayment of this Company receivable. See Note 10 for additional information.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

As of December 31, 2010 and December 31, 2009, organizational and offering costs and expenses approximated $5,286,000 and $5,111,000, respectively. Of the approximately $5,286,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs were netted against additional paid-in capital in the accompanying consolidated balance sheets.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged for the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) did not receive any selling commissions in connection with the offering, but was entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares was not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and was contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee would not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of December 31, 2010, the offering had been completed and the Sponsor had completed its obligations to Shopoff Securities Inc., analyzing whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

•
Additional Fees: The Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange or termination of the Agreement.

For the year ended December 31, 2010, the Company incurred $0 in acquisition and advisory fees earned by its Advisor. For the year ended December 31, 2009 the Company incurred $516,000 in acquisition and advisory fees earned by its Advisor.

For the year ended December 31, 2010, the Company incurred $378,450 in asset management fees earned by its Advisor. For the year ended December 31, 2009 the Company incurred $143,581 in asset management fees earned by its Advisor.

For the year ended December 31, 2010, the Company incurred $66,953 in disposition fees earned by its Advisor. For the year ended December 31, 2009 the Company incurred $150,000 in disposition fees earned by its Advisor.

8. COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities was the Company’s broker-dealer for its public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of April 14, 2011, neither the Company nor Shopoff Securities has received communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Pulte Home Project is the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to, conduct the Improvements required in the Reconveyance Agreement. A settlement has been reached that does not require any substantive action by SPT SWRC, LLC at this time, however, the issue of attorney fees currently remains unresolved which are still subject to arbitration. If a settlement of attorney fees cannot be resolved and attorney fees become the subject of an arbitration proceeding, we cannot predict the outcome of the arbitration proceeding at this time and the amount of monetary exposure to SPT SWRC, LLC, if any, is unknown.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Legal Matters

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC was the subject of a binding arbitration proceeding as described above under “Winchester Ranch (Pulte Home Project)”, however this proceeding resulted in a settlement which did not require any monetary or other obligations from the Company. This proceeding is still unresolved with regards to responsibility for payment of legal fees. The Company believes the binding arbitration proceeding will have no material adverse effect on its results of operations or financial condition.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The monetary exposure under these obligations, if any, to SPT-SWRC, LLC cannot be determined at this time.

9. INCOME TAXES

The components of income tax expense consist of the following for the years ended December 31:

	2010	2009
Current Expense/(Benefit)
Federal	$(20,637)	15,818
State	6,000	122,668
Total income tax expense	$(14,637)	$138,486

The reported income tax expense for the years ended December 31, 2010 and 2009 differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2010	2009
Tax expense (benefit) at U.S. statutory rate	$(729,952)	$213,666
State tax (benefit) net of federal benefit	3,824	—
Nondeductible items	81,354	215,777
Current and deferred state taxes, net of federal benefit	—	80,960
Prior year true-up	(20,637)	—
Change in valuation allowance	650,774	(371,917)
Total income tax expense	$(14,637)	$138,486

Significant components of the Company’s deferred tax assets and (liabilities) are as follows at December 31

	2010	2009
Net operating loss carryforwards	$654,722	$332,698
State taxes	2,176	35,794
Deferred compensation	338,726	—
Tax credits	12,360	15,818
Land impairment	428,400	—
Depreciations	(17,855)	(30,650)
Deferred tax assets	1,418,529	353,660
Valuation allowance	(1,418,529)	(353,660)
Net deferred tax Asset	$—	$—

At December 31, 2010 and 2009, the Company had federal net operating loss (“NOL”) carry-forwards of approximately $1,340,000 and $531,000, respectively, and state NOL carry-forwards of $2,254,000 and $1,721,000 for 2010 and 2009, respectively.

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

The Company has not recognized any additional liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.  Interest and penalties are computed based upon the difference between its uncertain tax positions under ASC 740, and the amount deducted or expected to be deducted in its tax returns.  During 2010 and 2009, the Company did not accrue or pay for any interest and penalties.

The Company is subject to taxation in the U.S. and various states. The Company’s tax years for 2006, 2007, 2008, and 2009 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, and local examinations by taxing authorities for years before 2006.

10. SUBSEQUENT EVENTS

Note Receivable

The secured note to Mesquite Venture I, LLC matured on January 15, 2011 and SPT Real Estate Finance, LLC did not receive payment in full as required by Mesquite Venture I, LLC. The Company sent a demand letter to the guarantors on the Mesquite loan on January 20, 2011 indicating that if payment was not received within 10 days the Company intended to immediately pursue collection. The due date on the demand letter passed without payment from Mesquite Venture I, LLC. Management has begun discussions with (i) Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC, and (ii) Company legal council regarding options available to the Company regarding collection of the outstanding receivable. Based on discussions with Mesquite Venture 1, LLC and Company legal council, the Company anticipates receiving full payment of all outstanding principal and interest.

Real Estate Investments – Underwood Project

On March 10, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Underwood Project to CV Communities, LLC, (“Buyer”) pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 10, 2011, for the sales price of $4,500,000 in cash. Due diligence by Buyer has commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 19, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment increased Buyers total deposits to $500,000 and changed the close of escrow from April 19, 2011 to May 10, 2011. On April 8, 2011, Buyer completed their examination of the property, cleared contingencies and released all deposits to Seller.

This sale would provide liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000, thereby reducing the Company’s overall liabilities.

SHOPOFF PROPERTIES TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Desert Moon Estates Project

On January 13, 2011, the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on December 1, 2010. The Desert Moon Estates Project is obligated to pay a bi-annual special assessment to the City of Buckeye, Arizona and management was in communication with the City of Buckeye, Arizona regarding this past due amount which approximated $136,000. The Notice required full payment by February 18, 2011. If the Company was unable to make the full payment by February 18, 2011, the City of Buckeye had additional remedies for payment available to them including the ability to start foreclosure proceedings against the property.

On February 25, 2011, the Company received a Notice of Sale of Real Estate for Delinquent Special Assessment (or “Final Notice”) from the Watson Road Community Facilities District. The sale at public auction was scheduled for March 31, 2011. If the Company failed to pay this outstanding debt on or before March 30, 2011, the Company would lose the entire Desert Moon Estates project.

Management paid this past due special assessment on March 29, 2011 and the City of Buckeye subsequently informed management that the Desert Moon Estates project was in current status.

Real Estate Investments – Tuscany Valley Properties

On March 23, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 total lots), to Richland Communities Inc, a Florida corporation (“Buyer”), pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 23, 2011, for the sales price of $2,132,000 in cash. Due diligence by Buyer has commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 15, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment decreased Buyers total deposit to $150,000, changed the close of escrow from April 15, 2011 to May 13, 2011, and reduced the purchase price to $1,800,000.

This sale would provide liquidity to the Company in addition to paying off an existing Company notes payable in the approximate amount of $1,908,000, thereby reducing the Company’s overall liabilities.

Due from Related Party

As of April 14, 2011 we had received from the Advisor and affiliated entities, $288,000 of the approximately $381,000 owed to the Company from the Advisor and affiliated entities, which represents the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010 as previously discussed in Note 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ WILLIAM A. SHOPOFF	President, Chief Executive Officer and Chairman of the Board of Directors	April 14, 2011
William A. Shopoff

/s/ KEVIN M. BRIDGES	Director, Principal Financial Officer	April 14, 2011

Kevin M. Bridges

/s/ EDWARD FITZPATRICK	Executive Vice President and Director	April 14, 2011

Edward Fitzpatrick

/s/ JEFFREY W. SHOPOFF	Director	April 14, 2011

Jeffrey W. Shopoff

/s/ GLENN PATTERSON	Director	April 14, 2011

Glenn Patterson

/s/ PATRICK MEYER	Director	April 14, 2011

Patrick Meyer

/s/ STUART MCMANUS	Director	April 14, 2011

Stuart McManus

/s/ MELANIE BARNES	Director	April 14, 2011

Melanie Barnes

/s/ KERRY VANDELL	Director	April 14, 2011

Kerry Vandell

EXHIBIT INDEX

Exhibit Number	Exhibit

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

Exhibit Number	Exhibit

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

Exhibit Number	Exhibit

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

10.24
Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT- Lake Elsinore Holding Co., LLC dated September 3, 2009 (filed as Exhibit 10.2 to Form 8-K on November 12, 2009 and incorporated herein by reference).

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

10.28
All-Inclusive Purchase Money Note Secured By Deed Of Trust between SPT- Lake Elsinore Holding Co., LLC and TSG Little Valley, L.P. and dated November 6, 2009 (filed as Exhibit 10.6 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.29
Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated December 8, 2009 (filed as Exhibit 10.1 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.30
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated January 20, 2010 (filed as Exhibit 10.2 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.31
Participation Agreement between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated February 3, 2010 (filed as Exhibit 10.3 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.32
Loan Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.1 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.33
Promissory Note Secured By Deed Of Trust between SPT- Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Underwood, L.P. and dated August 30, 2010 (filed as Exhibit 10.2 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.34
Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary 2010 (filed as Exhibit 10.3 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.35
Rider to Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.4 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.36
Security Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.5 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.37	Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated March 10, 2011.

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated April 6, 2011.

21.1	List of Subsidiaries.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+           Indicates a management contract or compensation plan.