Form 10-Q
period 2011-03-31
Shopoff Properties Trust, Inc.
filed 2011-11-21
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 21, 2011, there were 2,011,750 shares of Shopoff Properties Trust, Inc. outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The offering terminated on August 29, 2010. The March 31, 2011 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the March 31, 2011 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2011. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2010, included in the Company’s Form 10-K previously filed with the SEC on April 15, 2011.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Assets
Cash and cash equivalents	$29,375	$31,079
Restricted cash	80,845	80,845
Note and interest receivable	356,797	713,593
Real estate investments	14,853,038	14,545,271
Real estate investments, held for sale	3,493,345	3,471,869
Prepaid expenses and other assets, net	43,873	53,057
Due from related parties	93,390	380,390
Loan fees and related loan expenses, net	44,830	52,741
Property and equipment, net	45,641	56,850
Total Assets	$19,041,134	$19,385,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,308,801	$848,690
Due to related parties	142,573	88,276
Interest payable	242,093	146,625
Notes payable secured by real estate investments, net	4,358,416	4,328,416
Total Liabilities	6,051,883	5,412,007

Commitments and Contingencies	—	—

Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,011,750 and 2,011,750 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	20,118	20,118
Additional paid-in capital, net of offering costs	17,415,346	17,286,715
Accumulated deficit	(4,446,313)	(3,333,245)
Total Shopoff Properties Trust, Inc. stockholders equity	12,989,151	13,973,588
Non-controlling interest	100	100
Total stockholder’s equity	12,989,251	13,973,688
Total Liabilities and Stockholder’s Equity	$19,041,134	$19,385,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three months Ended March 31, 2011 and 2010
(Unaudited)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Revenues
Sale of real estate	$—	$2,231,775
Interest income, notes receivable	—	20,722
	—	2,252,497

Expenses
Cost of sales of real estate	—	1,356,673
Loan loss provision	356,796	—
Legal settlement	200,000	—
Professional fees	173,356	131,987
Stock based compensation	128,631	112,482
Asset management fees	91,475	96,644
General and administrative	62,480	30,399
Insurance	51,590	50,434
Director compensation	40,375	44,875
Dues and subscriptions	8,365	29,621
Due diligence costs related to properties not acquired	—	22,540
	1,113,068	1,875,655
Net (loss) income before income taxes	(1,113,068)	376,842
Provision for income taxes	—	—
Net (loss) income available to common shareholders per common share	$(1,113,068)	$376,842
Basic	$(0.55)	$0.20
Diluted	$(0.55)	$0.18
Weighted-average number of common shares outstanding used in per share computations:
Basic	2,011,750	1,917,735
Diluted	2,011,750	2,134,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ended March 31, 2011 and 2010
(Unaudited)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Cash Flows From Operating Activities
Net (loss) income	$(1,113,068)	$376,842
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate investment	—	(875,102)
Loan loss provision	356,796	—
Depreciation expense	11,210	11,175
Amortization expense	7,911	—
Stock based compensation expense	128,631	112,482
Prepaid interest expense for new loan secured by real estate investment	30,000	—
Interest receivable from real estate-related investment	—	(20,712)
Changes in assets and liabilities:
Due from related parties	287,000	—
Due to related parties	54,296	7,584
Accounts payable and accrued liabilities	460,110	(123,556)
Income taxes payable	—	(31,000)
Interest payable	95,469	(39,920)
Interest and loan fee receivable	—	30,000
Prepaid expenses and other assets	9,184	(32,672)
Net cash provided by (used in) operating activities	327,539	(584,879)
Cash Flows From Investing Activities
Purchase of property and equipment	—	(1,225)
Real estate investments	(329,243)	(254,620)
Proceeds from sale of real estate investment, net	—	2,025,536
Net cash (used in) provided by investing activities	(329,243)	1,769,691
Cash Flows From Financing Activities
Repayment of notes payable secured by real estate investment	—	(991,584)
Stock subscriptions	—	(59,850)
Issuance of common stock to subscribers	—	213,750
Restricted cash	—	(252,739)
Net cash used in financing activities	—	(1,090,423)
Net change in cash	(1,704)	94,389
Cash, beginning of period	31,079	146,022
Cash, end of period	$29,375	$240,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,000	$30,247
Cash paid for income taxes	$—	$31,000

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

We believe there will be continued distress in the real estate market in the near term, although we believe that prices have found support in some of our target markets.  We have seen pricing increases from the lows of the past year or two, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the next four- to ten-year time horizon. Our plan has been to position the REIT to capitalize on these opportunities for capital appreciation.

On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of March 31, 2011, the Company had accepted subscriptions for the sale of 1,919,400 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 71,250 shares of vested restricted stock issued to certain officers and directors. As of August 29, 2010, the Company concluded its best-efforts initial public offering in which it offered 2,000,000 shares of its common stock at a price of $9.50 per share and 18,100,000 shares of common stock at $10.00 per share. At August 29, 2010, the end of the offering period, the Company had 80,600 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale and subsequently proceeded with the deregistration of these shares totaling 18,180,600 through the filing of a post effective amendment number 7 with the SEC. The SEC declared this post effective amendment number 7 effective on September 7, 2010.

The Company has adopted December 31 as its fiscal year end.

As of March 31, 2011, the Company owned six properties, two of which have been designated as held for sale (See Note 4 for additional information):

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

•
Approximately 6.11 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California, also acquired via a Settlement Agreement with Springbrook, in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under a second, separate secured promissory note owned by the Company.

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

Through March 31, 2011, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC, was outstanding as of March 31, 2011and December 31, 2010 (See Note 3).

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

Liquidity Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of March 31, 2011, the Company has an accumulated deficit of approximately $4,446,313, has approximately $29,375 in cash, owes vendors approximately $1,693,500, and has notes payable of $4,358,416, of which $3,408,416 is short term and $950,000 is long term. These conditions raised concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following actions: The Company was successful in the execution of two separate purchase and sale agreements on two properties designated as held for sale as of March 31, 2011 and December 31, 2010, opened escrow on both of these properties and successfully closed both of these transactions in May 2011 (see Note 9). These sales provided liquidity to the Company in addition to paying off two existing Company notes payable in the approximate amount of $2,858,416, and paying down liabilities owed Company vendors, thereby reducing the Company’s overall liabilities. The Company also executed an extension on an existing secured promissory note with a current outstanding principal balance of $1,500,000 by one year in exchange for a principal pay down of $300,000 on or before the current maturity date of July 31, 2011. This extension deferred $1,200,000 in notes payable liabilities originally required to be paid in July 2011, to July 2012. The Company paid the principal pay down of $300,000 on August 5, 2011 (see Note 9).

Management is also evaluating the following options (i) sales of other Company assets, (ii) lending sources for land assets although the cost of such funds could be prohibitive in nature, and  (iii) a recapitalization whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets. In addition, the Advisory Agreement dated August 29, 2007 as amended, entered into between the Company, the operating partnership, and our advisor, states that within 60 days after the end of the month in which the offering terminates, the Advisor shall reimburse the Company for any excess organizational and offering expense reimbursement. As of March 31, 2011, the Advisor owes the Company approximately $93,390 and such reimbursement is past due (see Note 9). As a result of above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), and (iii) discussed above do not happen, the Company may need to consider alternative solutions or may need to cease operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of March 31, 2011, the results of operations for the three month periods ended March 31, 2011 and 2010, and cash flows for the three month periods ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the three months ended March 31, 2011 and the year ended December 31, 2010.

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of March 31, 2011, we did not have any bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

As of March 31, 2011, the Company maintained marketable securities in a money market account, however the outstanding balance of this money market account as of March 31, 2011 was not in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

The Company recognized a loan loss provision of $356,796 on its note receivable for the three months ended March 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 and Note 9 for additional information.

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

As of March 31, 2011 and December 31, 2010, two existing company investments known as the Underwood Project and the Tuscany West Project met the above criteria as of March 31, 2011 and December 31, 2010 and as a result were presented as assets held for sale in the accompanying condensed consolidated balance sheets. These properties were sold subsequent to March 31, 2011 (Note 9).

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

There were no impairment charges recorded for the three months ended March 31, 2011. The Company did recognize impairment charges in the aggregate amount of $1,000,000 on three real estate investments during the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

The Company’s policy also requires us to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. There were no significant operations related to the properties sold.

Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any.

As of March 31, 2011, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 71,250 of which were vested as of March 31, 2011 and 102,500 of which remain unvested as of March 31, 2011. However, such unvested shares were not included in the calculation of EPS for the three months ended March 31, 2011 since their effect would be anti-dilutive.

As of March 31, 2011, the Company had 123,750 stock options that were granted to certain directors and officers, 42,900 of which were vested as of March 31, 2011 and 80,850 of which remain unvested as of March 31, 2011. The 123,750 stock options were not included in the calculation of EPS for the three months ended March 31, 2011 since their effect would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three months ended March 31, 2011 and 2010, respectively:

	Three months Ended March 31,
	2011	2010
	( Unaudited)
Numerator:
Net (loss) income	$(1,113,068)	$376,842

Denominator:
Weighted average outstanding shares of common stock	2,011,750	1,917,735
Effect of contingently issuable restricted stock	—	138,750
Effect of contingently issuable stock options	—	78,000
Weighted average number of common shares and potential common shares outstanding	2,011,750	2,134,485

Basic (loss) income per common share	$(0.55)	$0.20
Diluted (loss) income per common share	$(0.55)	$0.18

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of March 31, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at March 31, 2011 and December 31, 2010:

	As of March 31, 2011
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$28	$28	$28	$—	$—

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$12,204	$12,204	$12,204	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the three and twelve months ended March 31, 2011 and December 31, 2010, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at March 31, 2011 and December 31, 2010, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests, previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Stock-Based Compensation

The Company’s policy requires that all employee stock options and rights to purchase shares under stock participation plans be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.

Organization and Offering Costs

The Company’s organization and offering costs were paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These organization and offering costs included all expenses to be paid by us in connection with the Company’s initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2011. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. The Company is currently being taxed as a C corporation.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carry-forwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carry-forwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under GAAP. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOL carry-forwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. As of March 31, 2011, the Company did not have any unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updated accounting guidance does not require additional fair value measurements, but rather, requires additional disclosures while providing further explanation for measuring fair value and converging with international accounting standards. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  As this ASU amends only the disclosure requirements, the adoption of ASU No. 2011-04 is not expected to have a significant impact on the Company’s financial statements.

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

3. NOTE AND INTEREST RECEIVABLE

As of March 31, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in a real estate loan receivable as follows:
Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of March 31, 2011	Book Value as of December 31, 2010	Contractual Interest Rate	Annual Effective Interest Rate at March 31, 2011	Maturity Date as of March 31, 2011
Mesquite Venture I Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$691,211	$691,211	14.00%	19.00%	1/15/2011
Accrued interest				22,382	22,382
Provision for loan loss				(356,796)	—
				$356,797	$713,593

The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2011:

Real estate loans receivable — December 31, 2010	$713,593
Accrued interest	—
Provision for loan loss	(356,796)
Real estate loans receivable — March 31, 2011	$356,797

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

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of March 31, 2011 was $48,000.

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

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000.

This note matured on May 15, 2010 and SPT Real Estate Finance, LLC did not receive payment in full as agreed to by Mesquite Venture I, LLC. Management began discussions with Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC and on or about August 13, 2010, management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement whereby management (i) granted an extension to Mesquite Venture I, LLC resulting in a new maturity date of January 15, 2011, (ii) agreed to waive extension fees relating to the modification, (iii) agreed the interest rate during the extension period would be 14%, (iv) added all accrued and unpaid interest through the date of the reinstatement and modification to the outstanding principal balance of the promissory note, (v) agreed during the extension period, Mesquite Venture I, LLC would make monthly payments of $5,000 towards accrued and unpaid interest, and (vi) agreed Mesquite Venture I, LLC would provide additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on a hotel site in northern California.

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

The secured note to Mesquite Venture I, LLC matured on January 15, 2011 and SPT Real Estate Finance, LLC did not receive payment in full as required by Mesquite Venture I, LLC. The Company sent a demand letter to the guarantors on the Mesquite loan on January 20, 2011 indicating that if payment was not received within 10 days the Company intended to immediately pursue collection. The due date on the demand letter passed without payment from Mesquite Venture I, LLC. Management has begun discussions with (i) Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC, and (ii) Company legal counsel regarding options available to the Company regarding collection of the outstanding receivable.

Due to a condition of the reinstatement and modification agreement that provided that all accrued and unpaid interest through the date of the reinstatement and modification would be added to the outstanding principal balance of the promissory note, $48,866 of the $96,248 accrued interest receivable for the year ended December 31, 2010 was added to the principal balance of the secured real estate loan during the year ended December 31, 2010.

The Company recognized a loan loss provision of $356,796 for the three months ended March 31, 2011.

SPT Real Estate Finance, LLC had outstanding interest receivable of $11,191 as of March 31, 2011 and $22,382 as of December 31, 2010.

See Note 9 for additional information.

4. REAL ESTATE INVESTMENTS

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

On March 10, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Underwood Project to CV Communities, LLC, (“Buyer”) pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 10, 2011, for the sales price of $4,500,000 in cash. Due diligence by Buyer has commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 19, 2011. See Note 9.

This sale would provide liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000, thereby reducing the Company’s overall liabilities.

As of the three months ended March 31, 2011, the Company’s affiliated Advisor, had been paid $73,149 in asset management fees since the consummation of the transaction.

As of the three months ended March 31, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $147,995 in capitalized project costs including the previously mentioned $49,500 acquisition fee.

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

At our Desert Moon Estates project, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure. The bonds were issued by the Watson Road Community Facility District (the “CFDs”), independent special-purpose units of city government, established and operating in accordance with Title 48, Chapter 4, Article 6, of the Arizona Statutes as amended. The bonds are serviced by special assessments levied on certain developable and developed property surrounding and including the Desert Moon Estates project, and the assessments constitute a liability against the developable and developed property and are intended to secure the CFDs’ ability to meet bond servicing obligations. In accordance with generally accepted accounting principles, we record and pay the assessments on parcels owned by the Company when such assessments are fixed and determinable. The assessments are not a liability of the Company or any other landowner within the CFDs but are obligations secured by the land. For the developable parcels Desert Moon Estate owns within the CFDs, the Company pays the assessments on a semi-annual basis until such parcels are sold. After a sale by the Company, the Company no longer pays the assessments on the parcels sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

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

The Company’s affiliated Advisor, received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.

As of the three months ended March 31, 2011, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $105,735 in asset management fees since the consummation of the transaction.

As of the three months ended March 31, 2011, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $1,166,921 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county and Community Facility District taxes and accrued interest on the secured promissory note to AZPro Development, Inc., and had recognized an impairment charge of $397,000.

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

As of the three months ended March 31, 2011, the Company’s affiliated Advisor, had been paid $83,053 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

As of the three months ended March 31, 2011, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $180,240 in capitalized project costs comprised primarily of county tax payments.

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

SPT-Lake Elsinore Holding, Co., LLC subsequently deeded the 400 acres of unentitled and unimproved land located in the City of Chino Hills, California to SPT-Chino Hills, LLC, an entity 100% owned by the Operating Partnership.

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

On March 23, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 total lots), to Richland Communities Inc, a Florida corporation (“Buyer”), pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 23, 2011, for the sales price of $2,132,000 in cash. Due diligence by Buyer has commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 15, 2011. See Note 9.

This sale would provide liquidity to the Company in addition to paying off an existing Company notes payable in the approximate amount of $1,908,000, thereby reducing the Company’s overall liabilities.

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 11,000 shares as of March 31, 2011, which represents approximately 0.55% of our total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

TSG Little Valley L. P. is a shareholder of the Company with ownership of 14,900 shares as of March 31, 2011, which represents approximately 0.74% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

As of the three months ended March 31, 2011, the Company’s affiliated Advisor, had been paid $264,813 in asset management fees since the consummation of the transaction.

As of the three months ended March 31, 2011, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $9,600,000, an additional $976,582 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county taxes, appraisal expenses, and accrued interest on the secured promissory note to TSG Little Valley, L.P., and had recognized an impairment charge on the Tuscany Valley properties (519 entitled but unimproved residential lots and 2 commercial lots) of $603,000.

See Note 9 for additional information.

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

For the three months ended March 31, 2011, SPT AZ Land Holdings, LLC recognized interest expense of $29,589 on the outstanding note balance and made interest payments totaling $0 to AZPro Developments, Inc.

As of March 31, 2011, the total outstanding principal balance related to this note was $1,500,000.

See Note 9 for additional information.

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

As of March 31, 2011 there have been no new developments regarding the Notice filed by Lender.

For the three months ended March 31, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $65,880, on the outstanding all-inclusive promissory note and made interest payments totaling $0 to TSG Little Valley, L.P.

As of March 31, 2011, the outstanding principal balance related to this note was $1,908,416.

See Note 9 for additional information.

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

For the three months ended March 31, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $30,000 on the outstanding note balance and reduced the previously mentioned pre-paid interest payment of $120,000 by $30,000 to reflect the interest payment to Lender. As of March 31, 2011, the pre-paid interest payment of $120,000 had been reduced to $50,000.

As of March 31, 2011, the net outstanding balance related to this loan was $950,000.

See Note 9 for additional information.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of March 31, 2011 for the years ending on December 31 approximated the following:

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

As of March 31, 2011 and December 31, 2010, the Company had sold and accepted 1,919,400 shares of its common stock for $18,234,300, all of which were sold during the Company's initial public offering. This amount excludes 21,100 shares issued to The Shopoff Group L.P. and 71,250 shares of vested restricted stock previously issued to certain officers and directors.

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

For the three months ended March 31, 2011, the Company recognized compensation expense of $86,094 comprised of accrued compensation expenses for restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $86,094 ends August 29, 2011.

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

The Company used the following weighted-average assumptions in determining the fair value of its officer and director stock options granted during the year ended December 31, 2010:

Expected volatility	75%
Expected term	6.8 yrs
Risk-free interest rate	1.95%
Dividend yield	—%
Weighted-average grant date fair value	$6.34

For the three months ended March 31, 2011, the Company recognized compensation expense with respect to stock option grants of approximately $42,537, which was recorded to additional paid-in capital in the accompanying consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

The following is a summary of the changes in stock options outstanding during the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	123,750	$9.50	9.0
Granted	-	-	-
Outstanding at March 31, 2011	123,750	9.50	8.8
Exercisable at March 31, 2011	42,900	$9.50	8.7

Based on the stock price of $9.50 when the Company concluded its best-efforts initial public offering on August 29, 2010, at March 31, 2011, the aggregate intrinsic value of options outstanding at March 31, 2011 was zero.

Options outstanding that have vested and are expected to vest as of March 31, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	42,900	$9.50	8.7
Expected to vest	80,850	9.50	8.9
Total	123,750	$9.50	8.8

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time would the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the offering, as more fully disclosed in the Company’s Registration Statement. We were allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor was required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceeded 12.34% of the gross offering proceeds within 60 days of the close of the month in which the offering terminated. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The offering terminated on August 29, 2010 and as of that date, we had reimbursed the Advisor approximately $381,000 in excess of the 12.34% limit. Such reimbursement was due us on October 31, 2010. The $381,000 was recorded as due from related party with an offset to additional paid-in-capital in the accompanying consolidated balance sheets. As of March 31, 2011, we had received approximately $288,000 from the Advisor and affiliated entities. The Advisor is considered in breach of contract with the Company with respect to the balance due.  The Company’s board of directors is aware of this breach of contract and is currently in discussions with the Advisor regarding the repayment of this Company receivable. See Note 9 for additional information.

As of March 31, 2011 and December 31, 2010, such costs and expenses approximated $5,286,000. Of the approximately $5,286,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,631,000. The $2,631,000 of reimbursed organizational and offering costs were netted against additional paid-in capital in the accompanying consolidated balance sheets.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged for the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) did not receive any selling commissions in connection with the offering, but was entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares was not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and was contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee would not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of March 31, 2011, the offering had been completed and the Sponsor had completed its obligations to Shopoff Securities Inc., analyzing whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority. The Sponsor determined that a reduced marketing fee payment to Shopoff Securities Inc. was appropriate in order for Shopoff Securities Inc. not to exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

The relationship between the Company and the Advisor is governed by an advisory agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Advisor is responsible for overseeing the day-to-day operations of the Company and has the authority to carry out all the objectives and purposes of the Company. The Advisor has a fiduciary responsibility to the Company and its stockholders in carrying out its duties under the Advisory Agreement. In providing advice and services, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940, or in any state securities law or (ii) cause the Company to make such investments as would cause the Company to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940. The Company’s Board of Directors has the right to revoke the Advisor’s authority at any time.

In accordance with the Advisory Agreement, the Company will pay the Advisor the following fees:

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

•
Additional Fees: The Advisory Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange or termination of the Advisory Agreement.

For the three months ended March 31, 2011, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

For the three months ended March 31, 2011, the Company incurred $91,475 in asset management fees earned by its Advisor.

For the three months ended March 31, 2011, the Company incurred $0 in disposition fees earned by its Advisor.

8 COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities was the Company’s broker-dealer for its public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of November 21, 2011, neither the Company nor Shopoff Securities has received communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.

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

The Pulte Home Project is the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda, (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to conduct the Improvements required in the Reconveyance Agreement. A settlement has been reached that does not require any substantive action by SPT SWRC, LLC at this time; however, the issue of attorney fees currently is currently the subject of a pending arbitration.  Meadow Vista and Newport are currently seeking approximately $115,000 in attorneys’ fees and costs from SPT SWRC, LLC, and that claimed amount will likely increase somewhat as the dispute continues.  In addition, Pulte Home may also seek indemnity from SPT SWRC for its attorneys’ fees and costs, as well as any attorneys’ fees and costs it pays to Meadow Vista and Newport, which are currently unknown, but most likely do not exceed $200,000 combined.  For any amounts owed or paid by SPT SWRC, LLC, SPT SWRC, LLC may seek indemnity from Khalda.  Overall, SPT SWRC, LLC cannot predict the determination of the attorneys’ fees and costs in the arbitration, nor the indemnity claims by and against SPT SWRC, LLC.

Management has concluded that it is probable the Company will incur a loss related to the arbitration proceeding and the amount of the loss can be estimated. As a result of management’s conclusion, the Company has recorded a legal settlement expense of $200,000 in the accompanying condensed consolidated statement of operations as of March 31, 2011 and a corresponding liability on the accompanying condensed consolidated balance sheets as of March 31, 2011.

Wasson Canyon Project

On April 17, 2009, SPT-Lake Elsinore Holding Co., LLC closed on the acquisition of real property (“Wasson Canyon Project”) pursuant to a Purchase Agreement, dated April 14, 2009, with MS Rialto Wasson Canyon CA, LLC, a Delaware limited liability company, an entity unaffiliated with the Company and its affiliates. The purchase price of the Wasson Canyon Project was $650,000. On December 8, 2009, SPT – Lake Elsinore Holding Co., LLC entered into a purchase and sale agreement to sell the Wasson Canyon Project to D. R. Horton Los Angeles Holding Company Inc., a California corporation, an entity unaffiliated with the Company and its affiliates. The contract sales price was $2,231,775 and the transaction closed escrow on February 3, 2010. The Company recognized a gain on sale of the Wasson Canyon Project of approximately $744,000.

            When SPT – Lake Elsinore Holding Co., LLC originally acquired the Wasson Canyon Project on April 17, 2009, pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type. SPT – Lake Elsinore Holding Co., LLC subsequently finished processing bond reductions and completed the replacement of all bonds and SIA’s originally posted by MS Rialto Wasson Canyon CA, LLC. In the process of satisfying its obligation to replace existing SIA’s and bonds, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts. As of March 31, 2011 SPT-Lake Elsinore Holding Co., had letters of credit in the amount of $80,845 that remain outstanding.

When D. R. Horton Los Angeles Holding Company Inc., a California corporation, an entity unaffiliated with the Company and its affiliates was sold the Wasson Canyon Project, D.R. Horton Los Angeles Holding Company Inc., did not assume SPT-Lake Elsinore Holding Co., LLC’s obligation to replace existing SIA's and related bonds but did agree to reimburse SPT-Lake Elsinore Holding Co., LLC for the actual amount of premiums for the bonds incurred by SPT-Lake Elsinore Holding Co., LLC commencing on the later of (i) the date of the close of escrow and (ii) the date bond reductions are completed. D.R. Horton Los Angeles Holding Company Inc.’s obligation to reimburse SPT-Lake Elsinore Holding Co., LLC for the actual amount of the premiums will continue until D.R. Horton Los Angeles Holding Company Inc. has completed certain adjacent improvement obligations. D.R. Horton Los Angeles Holding Company Inc also agreed to assume the obligation for typical repair and replacement of the improvements immediately adjacent to the lots as required by the SIA’s to the extent the improvements are damaged following the close of escrow. D.R. Horton Los Angeles Holding Company Inc also agreed to repair any damage to the improvements that are not immediately adjacent to the lots to the extent damage is caused by D.R. Horton Los Angeles Holding Company Inc or its agents, employees or contractors. To secure D.R. Horton Los Angeles Holding  Company Inc obligations to timely complete the adjacent improvement obligations, D.R. Horton Los Angeles Holding Company Inc agreed to deliver to SPT-Lake Elsinore Holding Co., LLC a letter of credit in the amount of $102,000. If D.R. Horton Los Angeles Holding Company Inc defaults on its obligations to timely perform the adjacent improvement obligations, SPT-Lake Elsinore Holding Co., LLC has the right to draw on the letter of credit to complete the adjacent improvement obligations to the extent necessary to cause the bonds to be released.

It is unknown how long SPT-Lake Elsinore Holding Co., LLC will be required to maintain the letters of credit in the amount of $80,845 as reduction of these letters of credit is dependent on D.R. Horton Los Angeles Holding Company Inc. continued development of the Wasson Canyon Project and the County of Riverside, Transportation And Land Management Agency who will ultimately approve the elimination of the bonding requirement for the Wasson Canyon Project.

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

Legal Matters

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Except as described previously under Winchester Ranch, management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC was the subject of a binding arbitration proceeding as described above under “Winchester Ranch (Pulte Home Project)”, however this proceeding resulted in a settlement which did not require any monetary or other obligations from the Company. This proceeding is still unresolved with regards to responsibility for payment of legal fees. The Company believes the binding arbitration proceeding will have no material adverse effect on its results of operations or financial condition.

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

9. SUBSEQUENT EVENTS

Note and Interest Receivable

On July 14, 2011, an entity controlled by one of the original guarantors of the secured note to Mesquite Ventures I, LLC, which entity owns a property known as the Silvertip Resort Village, was placed into bankruptcy by this original guarantor to avoid a pending foreclosure. Prior to the bankruptcy filing the Company was notified of the pending filing by this same original guarantor. On August 13, 2010, when management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement, Mesquite Venture I, LLC provided additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on the Silvertip Resort Village hotel site in northern California. The option agreement is held by an entity affiliated to Silvertip Resort Village, LLC. Management is in discussions with Company legal counsel regarding this recent bankruptcy filing and its impact on the Company’s collection efforts on the Mesquite Ventures I, LLC secured note.

On August 12, 2011, Company legal counsel filed suit against the guarantors of the Mesquite Ventures I, LLC secured note for collection of all outstanding principal, interest, and other expenses owed to the Company.

Real Estate Investments – Underwood Project

On March 10, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Underwood Project to CV Communities, LLC, (“Buyer”) pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 10, 2011, for the sales price of $4,500,000 in cash. Due diligence by Buyer commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 19, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment increased Buyers total deposits to $500,000 and changed the close of escrow from April 19, 2011 to May 10, 2011. On April 8, 2011, Buyer completed their examination of the property, cleared contingencies and released all deposits to Seller. The sale from Seller to Buyer closed escrow on May 10, 2011.

This sale provides liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000.

Real Estate Investments – Tuscany Valley Properties

On March 23, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 total lots), to Richland Communities Inc, a Florida corporation (“Buyer”), pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 23, 2011, for the sales price of $2,132,000 in cash. Due diligence by Buyer commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 15, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment decreased Buyers total deposit to $150,000, changed the close of escrow from April 15, 2011 to May 13, 2011, and reduced the purchase price to $1,800,000. The sale from Seller to Buyer closed escrow on May 13, 2011.

This sale provides liquidity to the Company which will be used with other cash to pay outstanding Company liabilities including the pay off of an existing Company notes payable in the approximate principal amount of $1,908,000.

Desert Moon Estates Note Payable

On July 31, 2011, our affiliate SPT AZ Land Holdings, LLC, executed an additional extension on the existing $2,000,000 secured promissory note as previously amended with AZPro Development Inc. A one year extension of the maturity date was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $300,000 on or before the current maturity date of July 31, 2011. In addition to the principal pay down of $300,000 on or before the current maturity date of July 31, 2011, SPT AZ Land Holdings, LLC agreed to pay current, all project taxes including any special assessments. All other terms of the secured promissory note as amended remained unchanged. Management made the principal payment of $300,000 on August 5, 2011.

Tuscany Valley Properties Note Payable

On April 28, 2011, upon a request from TSG Little Valley, L.P., the Company made a $100,000 interest payment to TSG Little Valley, L.P.

On May 12, 2011, the Company paid all outstanding principal and interest due on the Tuscany Valley Properties note payable to TSG Little Valley, L.P. and in return for payment, a full release and reconveyance was executed by TSG Little Valley, L.P. The aggregate payment to TSG Little Valley, L.P. was $2,046,004.

Underwood Note Payable

On May 10, 2011, the sale of the Underwood Project to CV Communities, LLC closed escrow. As a condition of this closing, all outstanding principal and interest and unpaid loan fees owed on the Underwood note payable were paid in full to Cardinal Investment Properties – Underwood, L.P. and in return for payment, a full release and reconveyance was executed by Cardinal Investment Properties – Underwood, L.P. The aggregate payment to Cardinal Investment Properties – Underwood, L.P. was $1,050,000.

2007 Equity Incentive Plan

On October 14, 2011, the Company filed post effective amendment number 1to form S-8 registration statement, filed for the purpose of terminating the registration statement and deregistering any unissued shares previously registered under the registration statement and issuable under the plan. No shares have been issued under the plan since August 2010.

Due from Related Party

On May 17, 2011 we received from the Advisor and affiliated entities, $93,390 which represents the remaining amount due of the approximately $381,000 originally owed to the Company from the Advisor and affiliated entities. The $381,000 represented the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisor is no longer considered in breach of its contract with the Company.

Proposed Acquisition

On September 7, 2011, Shopoff Advisors (“Transferee”), on behalf of the Company, entered into an Agreement to Purchase and Sell Interest In Contract to Buy and Sell Real Estate (the “Agreement”) with Steven F. Dallman (“Transferor”) whereby Transferor agreed to sell to Transferee, a certain Contract to Buy and Sell Real Estate, dated June 14, 2011, as amended (the “Original Agreement”), and the escrow, between Transferor and Lundieck Investments, Ltd. This Agreement allows the Transferee to purchase a 47.9 acre parcel of land zoned commercial/retail and multi-family residential which currently permits 306 residential units and 25 acres of retail land in Parker Colorado. The purchase price for this property is $4,900,000 comprised of $1,650,000 paid to the Transferor and $3,250,000 to be paid to Lundieck Investments, Ltd. Close of escrow is scheduled for November 18, 2011.

The Company contemplates the use of joint venture partners to fund a majority of the cash required for this project, one such joint venture partner being an affiliated entity of the Transferee and our sponsor. Additionally, the Transferor has agreed to take, 61,100 shares of Company common stock at $9 per share, totaling $549,900, as part of the overall cash required to close this proposed acquisition.

As part of the Original Agreement, Lundieck Investments, Ltd agreed that a portion of its purchase price would be paid by the execution and delivery into escrow of (a) two first lien purchase money notes secured by two first lien deeds of trust (“Promissory  Notes”) in favor of Lundieck Investments, Ltd, as payee therein, in the aggregate principal amount of $2,600,000, and (b) two all-inclusive first lien deeds of trust executed by the Company in favor of Transferor, as beneficiary therein, securing the foregoing first lien purchase money notes.

On October 3, 2011, the Transferee deposited a non-refundable deposit of $200,000 into escrow as a condition of the Agreement.

On October 21, 2011, Transferor and Transferee executed a first amendment to the Agreement whose sole purpose was to extend the due diligence time frame for the Transferee.

On October 28, 2011, Transferor and Transferee executed a second amendment to the Agreement whose sole purpose was to provide that $1,100,100 of the purchase price would be paid by the Company’s execution and delivery into escrow of (a) a second lien purchase money note secured by a second lien deed of trust (“Promissory  Note”) in favor of Transferor, as payee therein, in the principal amount of $1,100,100, and (b) an all-inclusive second lien deed of trust executed by the Company in favor of Transferor, as beneficiary therein, securing the foregoing second lien purchase money note.

On November 2, 2011, the Transferee deposited a second non-refundable deposit of $200,000 into escrow. This second non-refundable deposit of $200,000 was part of a larger non-refundable deposit of $450,000 required to be placed into escrow as a condition of the Agreement. The remaining portion of the $450,000 escrow deposit, or $250,000, was deposited into escrow by one of the Company’s joint venture partners, an affiliated entity of the Transferee and our sponsor.

On November 2, 2011, Transferee transferred all of its right, title, and interest and obligations under the Agreement to SPT-Vantage Point, LLC, a Delaware limited liability company. Shopoff Partners, L.P., an affiliate of Shopoff Properties Trust, Inc. (the “Company”), is a member and the manger of SPT-Vantage Point, LLC.

No additional cash is required by the Company to close this transaction other than customary closing costs although at closing the Company will put into escrow, the 61,100 shares of Company common stock at $9 per share, totaling $549,900.

On November 18, 2011, SPT-Vantage Point, LLC closed on the acquisition of the 47.9 acre parcel of land zoned commercial/retail and multi-family residential which currently permits 306 residential units and 25 acres of retail land commonly known as “Vantage Point” located in Parker, Colorado.

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

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) under Section 856 (c) of the Internal Revenue Code with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. Our offering terminated August 29, 2010. As of March 31, 2011, we had sold 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor.

The Company, as a result of the closing of a proposed acquisition that occurred on November 5, 2009, utilized a substantial portion of its remaining liquidity as of September 30, 2009. This liquidity shortage continued during 2010, as the Company experienced a lower level of common stock sales than anticipated prior to the termination of its offering on August 29, 2010, a delay in the payoff of a secured mortgage note receivable, originally anticipated to be paid during 2010, and was unable to close joint ventures planned during 2010 which would have generated cash for operations and additional investments. Additionally, during 2010 the residential real estate market continued to experience distress and turbulence, including several of the markets in which the Company had made investments in residential land. This continued distress and turbulence during 2010 resulted in the Company recognizing in 2010, impairment charges on a portion of its real estate investments of which the Company believes a portion could be earned back when future real estate dispositions occur.

As a result of the Company’s delays in creating additional liquidity, in late 2010, the Company’s Advisor developed a plan to sell two of the Company’s real estate investments. This plan was designed to improve the Company’s liquidity position, eliminate two Company notes payable secured by real estate investments, and to capitalize on potential gains from a sale of these real estate investments.

Since late 2010 when the Company’s Advisor developed this plan to sell two of the Company’s real estate investments, the Company entered into two separate agreements to sell a portion of the Tuscany Valley Properties (the portion being sold is known as Tuscany West), and the Underwood Project, which closed in the second quarter of 2011. The Company will utilize the cash generated from these two real estate sales to retire a portion of the Company’s outstanding debt, pay outstanding accounts payable, and create a reserve for operations. The Company also anticipates having funds available for additional investments.

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

Through March 31, 2011, we had purchased eight properties, two of which were previously sold, one on March 20, 2009 and one on February 3, 2010, and had originated three secured real estate loans, two of which were previously converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had two properties in escrow as of March 31, 2011 which subsequently closed. We have placed one property in escrow since March 31, 2011. See Note 9 of the notes to condensed consolidated financial statements for additional information.

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

As of March 31, 2011, the Company has insufficient liquidity to maintain working capital reserves of 0.5% of the gross proceeds of the offering as initially projected. The Company has taken steps to increase overall liquidity, by listing two properties for sale and anticipates that the minimum working capital reserve of 0.5% will be available once these properties are sold.

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

Through March 31, 2011, we have acquired eight properties, sold two properties and designated two properties as held for sale. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $744,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. On August 31, 2010, we closed on a $1,000,000 loan secured by the third property purchased on May 19, 2009. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. As of March 31, 2011, we have made principal pay downs totaling $991,584 on the $2,900,000 seller note carry back and $500,000 on the $2,000,000 seller note carry back.

Through March 31, 2011, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of March 31, 2011, from the $600,000 loan we have earned $201,593 in interest income, $22,382 of which is accrued interest receivable, $88,000 of which has been paid to us by the borrower, $91,211 which was added to the principal balance upon the reinstatement and modification of this loan in August 2010, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $30,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of March 31, 2011, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we have paid the Advisor asset management fees of $83,053.

Revenues for the three months ended March 31, 2011 were $0.

Expenses for the three months ended March 31, 2011 were $1,113,068. These expenses consisted primarily of professional fees, a legal settlement, a loan loss provision, stock based compensation, insurance, dues and subscriptions, director compensation, asset management fees paid to our Advisor, and general and administrative expenses.

For the three months ended March 31, 2011, we had a net loss of $1,113,068 due primarily to a loan loss provision, stock based compensation, a legal settlement, and operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions, asset management fees paid to our Advisor and general and administrative expenses.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Total revenues. Total revenues decreased by $2,252,497, or 100% to $0 for the three months ended March 31, 2011 compared to $2,252,497 for the three months ended March 31, 2010. The significant components of revenue are discussed below.

Sale of real estate. This caption represents revenues earned from the disposition of real estate and real estate-related investments. Sale of real estate decreased $2,231,775 or 100% to $0 for the three months ended March 31, 2011 compared to $2,231,775 for the three months ended March 31, 2010. The Company did not sell any real estate investments for the three months ended March 31, 2011 but did sell one real estate investment during the three months ended March 31, 2010. For the three months ended March 31, 2010, the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $20,722 or 100% to $0 for the three months ended March 31, 2011 compared to $20,722 for the three months ended March 31, 2010. The decrease was due to the Company concluding that a collectability issue existed for a note receivable that had matured and remained unpaid. Due to this collectability issue, the Company stopped accruing interest on this matured note receivable.  For the three months ended March 31, 2010, the Company had accrued interest on this note receivable in accordance with the note agreement.

Total expenses.  Total expenses decreased by $762,587, or 40.7% to $1,113,068 for the three months ended March 31, 2011 compared to $1,875,655 for the three months ended March 31, 2010. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company. Cost of sales of real estate decreased $1,356,673 or 100% to $0 for the three months ended March 31, 2011 compared to $1,356,673 for the three months ended March 31, 2010. The Company did not sell any real estate investments for the three months ended March 31, 2011 but did sell one real estate investment during the three months ended March 31, 2010. For the three months ended March 31, 2010 the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Loan loss provision. Loan loss provision increased $356,796, or 100%, to $356,796 for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010. Based on a review of a matured Company note receivable and the underlying collateral securing this note receivable, management concluded that this note receivable may not be fully collectible.

Legal settlement.  Legal settlement increased $200,000, or 100.0% to $200,000 for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010. Based on a recent ruling from an on-going arbitration matter, management concluded that it was probable the Company would incur a loss related to this arbitration proceeding and also concluded that the amount of the loss could be estimated. This legal settlement is a non-recurring expense for the Company.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation increased by $16,149, or 61.2% to $128,631 for the three months ended March 31, 2011 compared to $112,482 for the three months ended March 31, 2010. The increase was due to the Company recognizing a larger overall amount of option expense in 2011 as compared to 2010; in 2011, the Company recognized option expense for options issued both in 2010 and in 2009 as compared to 2010 when the Company recognized option expense for options issued only in 2009.

Professional fees.  Professional fees increased by $41,369, or 31.3% to $173,356 for the three months ended March 31, 2011 compared to $131,987 for the three months ended March 31, 2010. The increase was primarily due to (i) higher legal fees related to Company operations and required filings as compared to 2010, (ii) a higher level of legal expenses related to the default of an existing note receivable originated on September 30, 2008 as compared to 2010, (iii) expenses in 2011 related to the Company’s transfer agent not previously incurred by the Company; prior to the expiration of the offering in 2010, these same expenses were paid for by the Company’s sponsor and not paid for by the Company, partially offset by  (iv) a lower amount of fees related to the Company’s independent Sarbanes-Oxley consultant in 2011 as compared to 2010, and  (v) a lower amount of fees related to the Company’s accountants in 2011 as compared to 2010.

Insurance.  Insurance increased by $1,156, or 2.3% to $51,590 for the three months ended March 31, 2011 compared to $50,434 for the three months ended March 31, 2010. The increase was primarily due to a slightly higher payment schedule in 2011 as compared to 2010 for the Company’s primary and excess D&O premiums.

Asset management fees.  Asset management fees decreased by $5,169, or 5.4% to $91,475 for the three months ended March 31, 2011 compared to $96,644 for the three months ended March 31, 2010. The decrease was primarily due to (i) the Company having one less real estate investment in 2011 as compared to 2010; during the three months ended March 31, 2010 the Company sold one real estate investment.

General and administrative.  General and administrative costs increased by $32,081, or 105.5% to $62,480 for the three months ended March 31, 2011 as compared to $30,399 for the three months ended March 31, 2010. The increase was primarily due to, (i) amortization expense related to legal fees and loan fees incurred on a new loan secured by an existing real estate investment that closed in August 2010; the Company did not incur any amortization expense prior to August 2010, (ii) interest expense on a new loan secured by an existing real estate investment that closed in August 2010.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $21,256 or 71.8% to $8,365 for the three months ended March 31, 2011 as compared to $29,621 for the three months ended March 31, 2010. The decrease was primarily due to the Company renegotiating a material membership during the year ended December 31, 2010 resulting in a lower level of expense in 2011 as compared to 2010.

Director compensation.  Director compensation decreased by $4,500, or 10.0% to $40,375 for the three months ended March 31, 2011 compared to $44,875 for the three months ended March 31, 2010. The decrease was primarily due to (i) the Company holding fewer board and committee meetings in 2011 as compared to 2010.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired decreased $22,540 or 100.0% to $0 for the three months ended March 31, 2011 compared to $22,540 for the three months ended March 31, 2010. The decrease was primarily related to the Company not incurring expenses related to the review of potential real estate investments in 2011 as compared to 2010.

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

Pursuant to the Advisory Agreement and the broker-dealer agreement, we were obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor was obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates incurred on our behalf organization and offering costs of $5.29 million through March 31, 2011. Such costs were only a liability to us to the extent the organization and offering costs did not exceed 12.34% of the gross proceeds of the offering. From commencement of our initial public offering through its termination on August 29, 2010, we sold 1,919,400 shares for gross offering proceeds of $18.23 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

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

 On March 31, 2011, we had not yet received from the Advisor and affiliated entities, approximately $93,390 which represents the remaining amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisor originally owed the Company approximately $381,000 of which $288,000 had previously been paid. The Advisor is in breach of contract with the Company with regards to the balance due.  The Company’s board of directors is currently in discussions with the Advisor regarding the repayment of this Company receivable.  The past due amount of $93,390 was paid to the Company by our Advisor on May 17, 2011 and the Advisor was no longer considered in breach of its contract with the Company.

Liquidity and Capital Resources

We broke escrow on our initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. Our offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share ended August 29, 2010. As of March 31, 2011, we had sold and accepted 1,919,400 shares of our common stock for $18,234,300 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the three months ended March 31, 2011.

As a result of limited Company liquidity and significant Company liabilities, and as discussed further in Note 1 of the notes to condensed consolidated financial statements, the Company designated two properties as held for sale as of December 31, 2010, and successfully sold both of these transactions in May 2011 (see Note 9 of the notes to condensed consolidated financial statements). Management believes that it will be able to raise additional capital for the Company through one or more potential sources including re-capitalization via a co-investment joint venture relationship, the sale of other assets currently owned by the Company and or securing appropriate longer-term debt.

As of March 31, 2011, our liabilities totaled $6,051,883 and consisted of accounts payable and accrued liabilities, due to related parties, interest on notes payable, and notes payable secured by Company assets. Of the $6,051,883 in total liabilities, $5,101,883 are short term and $950,000 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that liquidity can be obtained through (i) sales of other Company assets, (ii) lending sources for land assets although the cost of such funds could be prohibitive in nature, (iii) a recapitalization whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets, and (iv) the Company expects to receive approximately $93,390 from our Sponsor as reimbursement for excess organizational and offering expenses paid by the Company to the Sponsor which is past due. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the three months ended March 31, 2011 to the three months ended March 31, 2010:

Cash From Operating Activities

As of March 31, 2011, we owned six real estate investments, none of which generates recurring income, and owned one real estate-related investment. Net cash provided by operating activities for the three months ended March 31, 2011 was $327,539 compared to $584,879 that was used in operating activities for the three months ended March 31, 2010. Net cash provided by operating activities increased in 2011 primarily as a result of (i) in 2011 the Company did not have any sales of real estate investments; in 2010 the Company sold one real estate investment, (ii) an increase in overall Company liabilities in 2011 compared to 2010, and (iii) a decrease in overall Company receivables in 2011 compared to 2010.

Cash From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $329,243 compared to $1,769,691 that was provided by investing activities for the three months ended March 31, 2010. Net cash used in investing activities increased primarily as a result of (i) the Company investing a higher amount of cash into real estate and real estate-related investments in 2011 as compared to 2010, (ii) in 2011 the Company did not have any sales of real estate investments; in 2010 the Company sold one real estate investment, offset by (iii) the Company investing a smaller amount of cash in property plant and equipment in 2011 as compared to 2010.

Cash From Financing Activities

Net cash provided by financing activities the three months ended March 31, 2011 was $0 compared to $1,090,423 that was used in financing activities for the three months ended March 31, 2010. Net cash provided by financing activities increased primarily as a result of (i) the Company  did not make any principal repayments on secured notes payable in 2011; in 2010 principal repayments were required in order to secure extensions on secured notes payable, (ii) the Company did not receive proceeds from the sale of common stock sold to subscribers in 2011; the offering closed August 29, 2010; in 2010 the Company received proceeds from the sale of common stock to subscribers, and (iii) the Company did not use restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owned real estate investment in 2011; in 2010 the Company used restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owed real estate investment.

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

As of March 31, 2011, we have raised $18,434,750 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets, significantly reducing funds for operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

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

Distributions

We have not paid any distributions as of March 31, 2011. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

The Advisory Agreement

The Advisor is responsible for overseeing the day to day operations of us and has the authority to carry out all our objectives and purposes. The Advisor has a fiduciary responsibility to us and to our stockholders in carrying out its duties under this Advisory Agreement. In providing advice and services hereunder, the Advisor shall not (i) engage in any activity which would require it to be registered as an “Investment Advisor,” as that term is defined in the Investment Advisors Act of 1940 or in any state securities law or (ii) cause us to make such investments as would cause us to become an “Investment Company,” as that term is defined in the Investment Company Act of 1940.

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

For the three months ended March 31, 2011 and March 31, 2010, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

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

For the three months ended March 31, 2011, the Company incurred $91,475 in asset management fees earned by its Advisor. For the three months ended March 31, 2010, the Company incurred $96,644 in asset management fees earned by its Advisor.

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

For the three months ended March 31, 2011, the Company incurred $0 in disposition fees earned by its Advisor. For the three months ended March 31, 2010, the Company incurred $66,953 in disposition fees earned by its Advisor.

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

Subordinated Performance Fee Due Upon Termination:   a performance fee of 50% of the amount by which the greater of the market value of our outstanding common stock or real estate at the time of termination, plus total distributions paid to our stockholders, exceeds the aggregate capital contributed by stockholders plus payment to investors of a 10% annual, cumulative, non-compounded return on capital. Upon termination of this Advisory Agreement, the Advisor shall be entitled to the Subordinated Performance Fee Due Upon Termination.

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

Joint Ventures. We may invest in limited partnerships, general partnerships and other joint venture arrangements with non-affiliated third parties and with other real estate entities’ programs formed by, sponsored by or affiliated with the Advisor or an affiliate of the Advisor, if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. When we believe it is appropriate, we will borrow funds to acquire or finance properties.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the three month ended March 31, 2011 and the year ended December 31, 2010.

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

As of March 31, 2011 and December 31, 2010, two existing company investments known as the Underwood Project and the Tuscany West Project met the above criteria as of March 31, 2011 and December 31, 2010 and as a result were presented as assets held for sale in the accompanying consolidated balance sheets. These properties were sold subsequent to March 31, 2011.

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

The Company did not recognize impairment charges for the three months ended March 31, 2011. The Company recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments for the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

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

Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. The Company’s policy requires, where reasonable, that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 7 of the condensed consolidated financial statements.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the condensed consolidated financial statements) and, as of March 31, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

The Company recognized a loan loss provision of $356,796 on its note receivable for the three months ended March 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 and Note 9 in the accompanying condensed consolidated financial statements for additional information.

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

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2011. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. The Company is currently being taxed as a C corporation.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the three months ended March 31, 2011 and the twelve months ended December 31, 2010, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at March 31, 2011 and December 31, 2010, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests, previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updated accounting guidance does not require additional fair value measurements, but rather, requires additional disclosures while providing further explanation for measuring fair value and converging with international accounting standards. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  As this ASU amends only the disclosure requirements, the adoption of ASU No. 2011-04 is not expected to have a significant impact on the Company’s financial statements.

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

Note and Interest Receivable

On July 14, 2011, an entity controlled by one of the original guarantors of the secured note to Mesquite Ventures I, LLC, which entity owns a property known as the Silvertip Resort Village, was placed into bankruptcy by this original guarantor to avoid a pending foreclosure. Prior to the bankruptcy filing the Company was notified of the pending filing by this same original guarantor. On August 13, 2010, when management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement, Mesquite Venture I, LLC provided additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on the Silvertip Resort Village hotel site in northern California. The option agreement is held by an entity affiliated to Silvertip Resort Village, LLC. Management is in discussions with Company legal counsel regarding this recent bankruptcy filing and its impact on the Company’s collection efforts on the Mesquite Ventures I, LLC secured note.

On August 12, 2011, Company legal counsel filed suit against the guarantors of the Mesquite Ventures I, LLC secured note for collection of all outstanding principal, interest, and other expenses owed to the Company.

Real Estate Investments – Underwood Project

On March 10, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Underwood Project to CV Communities, LLC, (“Buyer”) pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 10, 2011, for the sales price of $4,500,000 in cash. Due diligence by Buyer commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 19, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment increased Buyers total deposits to $500,000 and changed the close of escrow from April 19, 2011 to May 10, 2011. On April 8, 2011, Buyer completed their examination of the property, cleared contingencies and released all deposits to Seller. The sale from Seller to Buyer closed escrow on May 10, 2011.

This sale provides liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000, thereby reducing the Company’s overall liabilities.

Real Estate Investments – Tuscany Valley Properties

On March 23, 2011, SPT Lake Elsinore Holding Co (“Seller”) agreed to sell the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 total lots), to Richland Communities Inc, a Florida corporation (“Buyer”), pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated March 23, 2011, for the sales price of $2,132,000 in cash. Due diligence by Buyer commenced and contingencies were to be removed by April 8, 2011. Per the executed contract, close of escrow was scheduled for April 15, 2011.

On April 6, 2011, Seller and Buyer executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions. This amendment decreased Buyers total deposit to $150,000, changed the close of escrow from April 15, 2011 to May 13, 2011, and reduced the purchase price to $1,800,000. The sale from Seller to Buyer closed escrow on May 13, 2011.

This sale provides liquidity to the Company which will be used with other cash to pay outstanding Company liabilities including the pay off of an existing Company notes payable in the approximate principal amount of $1,908,000, thereby reducing the Company’s overall liabilities.

Desert Moon Estates Note Payable

On July 31, 2011, our affiliate SPT AZ Land Holdings, LLC, executed an additional extension on the existing $2,000,000 secured promissory note as previously amended with AZPro Development Inc. A one year extension of the maturity date was granted to SPT AZ Land Holdings, LLC by AZPro Development Inc. in exchange for a principal pay down of $300,000 on or before the current maturity date of July 31, 2011. In addition to the principal pay down of $300,000 on or before the current maturity date of July 31, 2011, SPT AZ Land Holdings, LLC agreed to pay current, all project taxes including any special assessments. All other terms of the secured promissory note as amended remained unchanged. Management made the principal payment of $300,000 on August 5, 2011.

Tuscany Valley Properties Note Payable

On April 28, 2011, upon a request from TSG Little Valley, L.P., the Company made a $100,000 interest payment to TSG Little Valley, L.P.

On May 12, 2011, the Company paid all outstanding principal and interest due on the Tuscany Valley Properties note payable to TSG Little Valley, L.P. and in return for payment, a full release and reconveyance was executed by TSG Little Valley, L.P. The aggregate payment to TSG Little Valley, L.P. was $2,046,004.

Underwood Note Payable

On May 10, 2011, the sale of the Underwood Project to CV Communities, LLC closed escrow. As a condition of this closing, all outstanding principal and interest and unpaid loan fees owed on the Underwood note payable were paid in full to Cardinal Investment Properties – Underwood, L.P. and in return for payment, a full release and reconveyance was executed by Cardinal Investment Properties – Underwood, L.P. The aggregate payment to Cardinal Investment Properties – Underwood, L.P. was $1,050,000.

2007 Equity Incentive Plan

On October 14, 2011, the Company filed post effective amendment number 1to form S-8 registration statement, filed for the purpose of terminating the registration statement and deregistering any unissued shares previously registered under the registration statement and issuable under the plan. No shares have been issued under the plan since August 2010.

Due from Related Party

On May 17, 2011 we received from the Advisor and affiliated entities, $93,390 which represents the remaining amount due of the approximately $381,000 originally owed to the Company from the Advisor and affiliated entities. The $381,000 represented the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisor is no longer considered in breach of its contract with the Company.

Proposed Acquisition

On September 7, 2011, Shopoff Advisor’s, on behalf of the Company (“Transferee”), entered into an Agreement to Purchase and Sell Interest In Contract to Buy and Sell Real Estate (the “Agreement”) with Steven F. Dallman (“Transferor”) whereby Transferor agreed to sell to Transferee, a certain Contract to Buy and Sell Real Estate, dated June 14, 2011, as amended (the “Original Agreement”), and the escrow, between Transferor and Lundieck Investments, Ltd. This Agreement allows the Transferee to purchase a 47.9 acre parcel of land zoned commercial/retail and multi-family residential which currently permits 306 residential units and 25 acres of retail land in Parker Colorado. The purchase price for this property is $4,900,000 comprised of $1,650,000 paid to the Transferor and $3,250,000 to be paid to Lundieck Investments, Ltd. Close of escrow is scheduled for November 18, 2011.

The Company contemplates the use of joint venture partners to fund a majority of the cash required for this project, one such joint venture partner being an affiliated entity of the Transferee and our sponsor. Additionally, the Transferor has agreed to take, 61,100 shares of Company common stock at $9 per share, totaling $549,900, as part of the overall cash required to close this proposed acquisition.

As part of the Original Agreement, Lundieck Investments, Ltd agreed that a portion of its purchase price would be paid by the execution and delivery into escrow of (a) two first lien purchase money notes secured by two first lien deeds of trust (“Promissory  Notes”) in favor of Lundieck Investments, Ltd, as payee therein, in the aggregate principal amount of $2,600,000, and (b) two all-inclusive first lien deeds of trust executed by the Company in favor of Transferor, as beneficiary therein, securing the foregoing first lien purchase money notes.

On October 3, 2011, the Transferee deposited a non-refundable deposit of $200,000 into escrow as a condition of the Agreement.

On October 21, 2011, Transferor and Transferee executed a first amendment to the Agreement whose sole purpose was to extend the due diligence time frame for the Transferee.

On October 28, 2011, Transferor and Transferee executed a second amendment to the Agreement whose sole purpose was to provide that $1,100,100 of the purchase price would be paid by the Company’s execution and delivery into escrow of (a) a second lien purchase money note secured by a second lien deed of trust (“Promissory  Note”) in favor of Transferor, as payee therein, in the principal amount of $1,100,100, and (b) an all-inclusive second lien deed of trust executed by the Company in favor of Transferor, as beneficiary therein, securing the foregoing second lien purchase money note.

On November 2, 2011, the Transferee deposited a second non-refundable deposit of $200,000 into escrow. This second non-refundable deposit of $200,000 was part of a larger non-refundable deposit of $450,000 required to be placed into escrow as a condition of the Agreement. The remaining portion of the $450,000 escrow deposit, or $250,000, was deposited into escrow by one of the Company’s joint venture partners, an affiliated entity of the Transferee and our sponsor.

On November 2, 2011, Transferee transferred all of its right, title, and interest and obligations under the Agreement to SPT-Vantage Point, LLC, a Delaware limited liability company. Shopoff Partners, L.P., an affiliate of Shopoff Properties Trust, Inc. (the “Company”), is a member and the manger of SPT-Vantage Point, LLC.

No additional cash is required by the Company to close this transaction other than customary closing costs although at closing the Company will put into escrow, the 61,100 shares of Company common stock at $9 per share, totaling $549,900.

On November 18, 2011, SPT-Vantage Point, LLC closed on the acquisition of the 47.9 acre parcel of land zoned commercial/retail and multi-family residential which currently permits 306 residential units and 25 acres of retail land commonly known as “Vantage Point” located in Parker, Colorado.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because we are in an early stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of March 31, 2011, a 10% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Pulte Home Project is the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda, (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home has taken the position that their respective transfers of the project have released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to conduct the Improvements required in the Reconveyance Agreement. A settlement has been reached that does not require any substantive action by SPT SWRC, LLC at this time; however, the issue of attorney fees currently is currently the subject of a pending arbitration.  Meadow Vista and Newport are currently seeking approximately $115,000 in attorneys’ fees and costs from SPT SWRC, LLC, and that claimed amount will likely increase somewhat as the dispute continues.  In addition, Pulte Home may also seek indemnity from SPT SWRC for its attorneys’ fees and costs, as well as any attorneys’ fees and costs it pays to Meadow Vista and Newport, which are currently unknown, but most likely do not exceed $200,000 combined.  For any amounts owed or paid by SPT SWRC, LLC, SPT SWRC, LLC may seek indemnity from Khalda.  Overall, SPT SWRC, LLC cannot predict the determination of the attorneys’ fees and costs in the arbitration, nor the indemnity claims by and against SPT SWRC, LLC.

Management has concluded that it is probable the Company will incur a loss related to the arbitration proceeding and the amount of the loss can be estimated. As a result of management’s conclusion, the Company has booked a legal settlement expense of $200,000 on the accompanying condensed consolidated statement of earnings and a corresponding liability on the accompanying condensed consolidated balance sheets as of March 31, 2011.

Item 1A.  Risk Factors

N/A

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

Our offering terminated on August 29, 2010. We sold 1,919,400 shares of common stock in the Offering excluding shares purchased by our Sponsor and excluding vested restricted stock grants issued to certain officers and directors, raising gross proceeds of $18,234,300. From this amount, we have incurred approximately $5,286,000 in organization and offering costs (of which approximately $2,251,000 has been recorded in our financial statements). As of March 31, 2011, we had net offering proceeds from the Offering of approximately $17,435,000 which includes shares purchased by our Sponsor that did result in additional cash proceeds to the Company, the vesting of restricted stock grants and stock options issued to certain executive officers and directors that did not result in additional cash proceeds to the Company, and the reimbursement from our Advisor of organizational and offering expenses, a portion of which has not yet resulted in additional cash proceeds to the Company. We have used the net offering proceeds to purchase our interests in eight properties, two of which have been subsequently sold, and to originate three loans, (two of which we have obtained the underlying real estate which served as collateral for the loans), to pay $594,000 in acquisition or origination fees, $216,953 in disposition fees, and $616,506 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds (along with how we used cash from operating activities) for the three months ended March 31, 2011, see our condensed consolidated statements of cash flows included in this report.

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

SHOPOFF PROPERTIES TRUST, INC.
(Registrant)

Date November 21, 2011	By:	/s/ William A. Shopoff
William A. Shopoff
Chief Executive Officer
(Principal Executive Officer)

Date November 21, 2011	By:	/s/ Kevin M. Bridges
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