Form 10-Q
period 2011-06-30
Shopoff Properties Trust, Inc.
filed 2011-11-21
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The offering terminated on August 29, 2010. The June 30, 2011 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the June 30, 2011 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2011. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2010, included in the Company’s Form 10-K previously filed with the SEC on April 15, 2011.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Assets
Cash and cash equivalents	$1,138,134	$31,079
Restricted cash	80,845	80,845
Note and interest receivable	356,797	713,593
Real estate investments	15,124,334	14,545,271
Real estate investments, held for sale	—	3,471,869
Prepaid expenses and other assets, net	98,837	53,057
Due from related parties	—	380,390
Loan fees and related loan expenses, net	—	52,741
Real estate deposits	100,100	—
Property and equipment, net	34,431	56,850
Total Assets	$16,933,478	$19,385,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$414,379	$848,690
Due to related parties	98,857	88,276
Interest payable	20,055	146,625
Income taxes payable	24,422	—
Notes payable secured by real estate investments, net	1,500,000	4,328,416
Total Liabilities	2,057,713	5,412,007

Commitments and Contingencies	—	—

Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,011,750 and 2,011,750 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	20,118	20,118
Additional paid-in capital, net of offering costs	17,543,977	17,286,715
Accumulated deficit	(2,688,430)	(3,333,245)
Total Shopoff Properties Trust, Inc. stockholders equity	14,875,665	13,973,588
Non-controlling interest	100	100
Total stockholder’s equity	14,875,765	13,973,688
Total Liabilities and Stockholder’s Equity	$16,933,478	$19,385,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Sales of real estate	$6,300,000	$—	$6,300,000	$2,231,775
Interest income, notes receivable	—	24,728	—	45,450
	6,300,000	24,728	6,300,000	2,277,225

Expenses:
Cost of sales of real estate	3,920,387	131,283	3,920,387	1,487,956
Loan loss provision	—	—	356,796	—
Legal settlement	—	—	200,000	—
Stock based compensation	128,631	112,482	257,262	224,964
Professional fees	83,549	56,277	256,905	188,263
Due diligence costs related to properties not acquired	23,110	16,240	23,110	38,779
Asset management fees	86,742	94,516	178,217	191,161
Dues and subscriptions	30,138	29,652	38,503	59,274
Insurance	50,149	50,434	101,738	100,868
General and administrative	144,115	40,049	206,595	70,448
Director compensation	50,875	50,875	91,250	95,750
	4,517,696	581,808	5,630,763	2,457,463
Net income (loss) before income taxes	1,782,304	(557,080)	669,237	(180,238)
Provision (benefit) for income taxes	24,422	(14,637)	24,422	(14,637)
Net income (loss) available to common shareholders per common share:	$1,757,882	$(542,443)	$644,815	$(165,601)
Basic	$0.87	$(0.28)	$0.32	$(0.09)
Diluted	$0.79	$(0.28)	$0.29	$(0.09)
Weighted-average number of common shares outstanding used in per share computations:
Basic	2,011,750	1,930,278	2,011,750	1,928,161
Diluted	2,238,000	1,930,278	2,238,000	1,928,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months Ended June 30, 2011 and 2010
(Unaudited)

	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Cash Flows From Operating Activities
Net income (loss)	$644,815	$(165,601)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of real estate investments	(2,379,613)	(743,819)
Loan loss provision	356,796	—
Depreciation expense	22,419	22,384
Amortization expense	52,741	—
Stock based compensation expense	257,262	224,964
Prepaid interest expense for new loan secured by real estate investment	80,000	—
Interest receivable from real estate-related investment	—	(15,436)
Changes in assets and liabilities:
Due from related parties	380,390	—
Due to related parties	10,580	47,353
Accounts payable and accrued liabilities	(486,104)	216,239
Income taxes payable	24,422	(42,986)
Interest payable	(126,569)	17,833
Prepaid expenses and other assets	6,014	733
Net cash (used in) operating activities	(1,156,847)	(438,336)
Cash Flows From Investing Activities
Real estate deposits	(100,100)	—
Purchase of property and equipment	—	(1,444)
Real estate investments	(657,195)	(627,356)
Proceeds from sale of real estate investments, net	5,929,613	1,894,253
Net cash provided by investing activities	5,172,318	1,265,453
Cash Flows From Financing Activities
Repayment of notes payable secured by real estate investment	(2,908,416)	(991,584)
Stock subscriptions	—	(59,850)
Issuance of common stock to subscribers	—	301,150
Restricted cash	—	(115,936)
Net cash used in financing activities	(2,908,416)	(866,220)
Net change in cash	1,107,055	(39,103)
Cash, beginning of period	31,079	146,022
Cash, end of period	$1,138,134	$106,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$362,700	$172,923
Cash paid for income taxes	$—	$37,000

SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW INFORMATION
Unbilled insurance reimbursement included in other assets and unpaid legal liability included in accounts payable and accrued liabilities	$51,793	$—

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

We believe there will be continued distress in the real estate market in the near term, although we believe that prices have found support in some of our target markets.  We have seen pricing increase from the lows of the past year or two, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the next four- to ten-year time horizon. Our plan has been to position the REIT to capitalize on these opportunities for capital appreciation.

On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of June 30, 2011, the Company had accepted subscriptions for the sale of 1,919,400 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 71,250 shares of vested restricted stock issued to certain officers and directors. As of August 29, 2010, the Company concluded its best-efforts initial public offering in which it offered 2,000,000 shares of its common stock at a price of $9.50 per share and 18,100,000 shares of common stock at $10.00 per share. At August 29, 2010, the end of the offering period, the Company had 80,600 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale and subsequently proceeded with the deregistration of these shares totaling 18,180,600 through the filing of a post effective amendment number 7 with the SEC. The SEC declared this post effective amendment number 7 effective on September 7, 2010.

The Company has adopted December 31 as its fiscal year end.

As of June 30, 2011, the Company owned five properties (See Note 4 for additional information):

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

•
Three hundred and fifty-five entitled but unimproved residential lots and two commercial lots located in the City of Lake Elsinore, California. The three hundred and fifty-five entitled but unimproved residential lots and two commercial lots were originally purchased as part of a larger original transaction that included five hundred and nineteen entitled but unimproved residential lots and two commercial lots with an overall purchase price of $9,600,000. The remaining three hundred and fifty-five entitled but unimproved residential lots and two commercial lots have an allocated basis of $4,430,000.

•
Four hundred acres of unentitled and unimproved land located in the City of Chino Hills, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The four hundred acres have an allocated basis of $3,270,000.

Through June 30, 2011, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC, was outstanding as of June 30, 2011and December 31, 2010 (See Note 3).

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

Liquidity Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of June 30, 2011, the Company has an accumulated deficit of approximately $2,688,430, has approximately $1,138,000 in cash, owes vendors approximately $558,000, and has a note payable of $1,500,000, which is due and payable July 31, 2011. These conditions raised concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following actions: The Company executed an extension on an existing secured promissory note with a current outstanding principal balance of $1,500,000 by one year in exchange for a principal pay down of $300,000 on or before the current maturity date of July 31, 2011. This extension deferred $1,200,000 in notes payable liabilities originally required to be paid in July 2011, to July 2012. The Company paid the principal pay down of $300,000 on August 5, 2011 (see Note 9).

Management is also evaluating the following options (i) sales of other Company assets, (ii) lending sources for land assets although the cost of such funds could be prohibitive in nature, and  (iii) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets. As a result of above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), and (iii) discussed above do not happen, the Company may need to consider alternative solutions or may need to cease operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six month periods ended June 30, 2011 and 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the six months ended June 30, 2011 and the year ended December 31, 2010.

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of June 30, 2011, we did not have any bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

As of June 30, 2011, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. Bank balances in excess of the SIPC limit as of June 30, 2011 approximated $590,047. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

There was no loan loss provisions recorded for the three months ended June 30, 2011. The Company did recognize a loan loss provision of $356,796 during the three months ended March 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 and Note 9 for additional information.

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

As of December 31, 2010, two existing company investments known as the Underwood Project and the Tuscany West Project met the above criteria  and as a result were presented as assets held for sale in the accompanying consolidated balance sheets as of December 31, 2010. These two existing company investments were subsequently sold in May 2011. See Note 4 for additional information.

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

There were no impairment charges recorded for the six months ended June 30, 2011. The Company did recognize impairment charges in the aggregate amount of $1,000,000 on three real estate investments during the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

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

As of June 30, 2011, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 71,250 of which were vested as of June 30, 2011 and 102,500 of which remain unvested as of June 30, 2011. Such unvested shares were included in the calculation of EPS for the six months ended June 30, 2011 since their effect was dilutive.

As of June 30, 2011, the Company had 123,750 stock options that were granted to certain directors and officers, 42,900 of which were vested as of June 30, 2011 and 80,850 of which remain unvested as of June 30, 2011. The 123,750 stock options were included in the calculation of EPS for the six months ended June 30, 2011 and their effect was dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the six months ended June 30, 2011 and 2010, respectively:

	Six months Ended June 30,
	2011	2010
	( Unaudited)
Numerator:
Net income (loss)	$644,815	$(165,601)

Denominator:
Weighted average outstanding shares of common stock	2,011,750	1,928,161
Effect of contingently issuable restricted stock	102,500	—
Effect of contingently issuable stock options	123,750	—
Weighted average number of common shares and potential common shares outstanding	2,238,000	1,928,161

Basic income (loss) per common share	$0.32	$(0.09)
Diluted income (loss) per common share	$0.29	$(0.09)

Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities

The Company’s financial instruments include cash, notes and accounts receivable, prepaid expenses, accounts payable and accrued liabilities and notes and interest payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of June 30, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at June 30, 2011 and December 31, 2010:

	As of June 30, 2011
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$1,090,047	$1,090,047	$1,090,047	$—	$—

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$12,204	$12,204	$12,204	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the six and twelve months ended June 30, 2011 and December 31, 2010, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at June 30, 2011 and December 31, 2010, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests, previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

The Company’s effective tax rate was approximately 1.35% for the three and six month periods ended June 30, 2011 and the Company recorded an income tax expense of approximately $24,400.  The Company’s effective rate differs from the U.S. federal statutory rate primarily due to the deferred tax asset valuation position and state tax.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considered many factors when assessing the likelihood of future realization of the deferred tax assets, including any recent cumulative earnings experience by taxing jurisdictions, expectations of future taxable income or loss, the carryfoward periods available to the Company for tax reporting purposes and other relevant factors.  At December 31, 2010, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $1,340,000 and a state NOL carry-forward of approximately $2,254,000.

As of June 30, 2011, based on the weight of available evidence, including cumulative losses in recent years, realization of deferred tax assets does not appear more likely than not.  Therefore a full valuation allowance will continue to be applied against net deferred tax assets.

As December 31, 2010, the Company had not recorded any unrecognized tax benefit.  The Company does not expect the unrecognized tax benefit will change significantly within the next 12 months.  There have been no material changes to the unrecognized tax benefit during the six month period ended June 30, 2011.

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

3. NOTE AND INTEREST RECEIVABLE

As of June 30, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in a real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of June 30, 2011	Book Value as of December 31, 2010	Contractual Interest Rate	Annual Effective Interest Rate at June 30, 2011	Maturity Date as of June 30, 2011
Mesquite Venture I Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$691,211	$691,211	14.00%	19.00%	1/15/2011
Accrued interest				22,382	22,382
Provision for loan loss				(356,796)	—
				$356,797	$713,593

The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2011:

Real estate loans receivable — December 31, 2010	$713,593
Accrued interest	—
Provision for loan loss	(356,796)
Real estate loans receivable — June 30, 2011	$356,797

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

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of June 30, 2011 was $51,000.

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

            The secured note to Mesquite Venture I, LLC matured on January 15, 2011 and SPT Real Estate Finance, LLC did not receive payment in full as required by Mesquite Venture I, LLC. The Company sent a demand letter to the guarantors on the Mesquite loan on January 20, 2011 indicating that if payment was not received within 10 days the Company intended to immediately pursue collection. The due date on the demand letter passed without payment from Mesquite Venture I, LLC. Management began discussions with (i) Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC, and (ii) Company legal counsel regarding options available to the Company regarding collection of the outstanding receivable.

On July 14, 2011, an entity controlled by one of the original guarantors of the secured note to Mesquite Ventures I, LLC, which entity owns a property known as the Silvertip Resort Village, was placed into bankruptcy by this original guarantor to avoid a pending foreclosure. Prior to the bankruptcy filing the Company was notified of the pending filing by this same original guarantor. On August 13, 2010, when management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement, Mesquite Venture I, LLC provided additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on the Silvertip Resort Village hotel site in northern California. The option agreement is held by an entity affiliated to Silvertip Resort Village, LLC. Management is in discussions with Company legal counsel regarding this recent bankruptcy filing and its impact on the Company’s collection efforts on the Mesquite Ventures I, LLC secured note. See Note 9 for additional information.

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

The Company recognized a loan loss provision of $356,796 during the six months ended June 30, 2011.

SPT Real Estate Finance, LLC had an outstanding interest receivable of $11,191 as of June 30, 2011 and $22,382 as of December 31, 2010.

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

On May 10, 2011, SPT-Lake Elsinore Holding Co., LLC, as seller, sold the Underwood Project to CV Communities, LLC, a Delaware limited liability company, as buyer, 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the Underwood Project. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated March 10, 2011 (the “Sale Agreement”), as amended. The sales price was $4,500,000 in cash.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received a disposition fee equal to 3% of the contract purchase price, or $135,000, upon consummation of the transaction.

As of the six months ended June 30, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $449,300 in capitalized project costs including the previously mentioned $49,500 acquisition fee and $135,000 disposition fee resulting in a gain on the sale of this asset of approximately $2,401,000.

The sale provided liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000, thereby reducing the Company’s overall liabilities.

As of the six months ended June 30, 2011, the Company’s affiliated Advisor, had been paid $83,149 in asset management fees since the acquisition of the Underwood Project.

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

At our Desert Moon Estates project, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure. The bonds were issued by the Watson Road Community Facility District (the “CFDs”), independent special-purpose units of city government, established and operating in accordance with Title 48, Chapter 4, Article 6, of the Arizona Statutes as amended. The bonds are serviced by special assessments levied on certain developable and developed property surrounding and including the Desert Moon Estates project, and the assessments constitute a liability against the developable and developed property and are intended to secure the CFDs’ ability to meet bond servicing obligations. In accordance with generally accepted accounting principles we record and pay the assessments on parcels owned by the Company when such assessments are fixed and determinable. The assessments are not a liability of the Company or any other landowner within the CFDs but are obligations secured by the land. For the developable parcels Desert Moon Estate owns within the CFDs, the Company pays the assessments on a semi-annual basis until such parcels are sold. After a sale by the Company, the Company no longer pays the assessments on the parcels sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

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

As of the six months ended June 30, 2011, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $120,735 in asset management fees since the consummation of the transaction.

As of the six months ended June 30, 2011, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $1,362,647 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county and Community Facility District taxes and accrued interest on the secured promissory note to AZPro Development, Inc., and had recognized an impairment charge of $397,000.

See Note 9 for additional information.

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

As of the six months ended June 30, 2011, the Company’s affiliated Advisor, had been paid $95,553 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

As of the six months ended June 30, 2011, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $184,010 in capitalized project costs comprised primarily of county tax payments.

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

On May 13, 2011, SPT-Lake Elsinore Holding Co., LLC, as seller, sold to Richland Communities Inc, a Florida corporation, as buyer, the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 entitled but unimproved residential lots and 2 commercial lots), commonly referred to as tract 25473 located in the City of Lake Elsinore, California. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated March 23, 2011 (the “Sale Agreement”), as amended. The sales price was $1,800,000 in cash.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received a disposition fee equal to 3% of the contract purchase price, or $54,000, upon consummation of the transaction.

This sale provided liquidity to the Company which was used with other cash to pay outstanding Company liabilities including the pay off of an existing Company notes payable in the approximate principal amount of $1,908,000, thereby reducing the Company’s overall liabilities.

As of the six months ended June 30, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred on the Tuscany West portion of the larger Tuscany Valley properties, an allocated purchase price of $1,900,000 (a portion of the larger original purchase price of $9,600,000), an additional $256,517 in capitalized project costs (including Tuscany West’s allocated portion of the previously mentioned $288,000 acquisition fee), and  the $54,000 disposition fee, and recognized an impairment charge of $335,000 resulting in a loss on the sale of this asset of approximately $21,517.

As of the six months ended June 30, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred on the remainder of the Tuscany Valley properties, an allocated purchase price of $7,700,000 (a portion of the larger original purchase price of $9,600,000), an additional $918,030 in capitalized project costs (including the remainder portion of the previously mentioned $288,000 acquisition fee), county taxes, appraisal expenses, and accrued interest on the secured promissory note to TSG Little Valley, L.P., and had recognized an impairment charge on a portion of the remaining Tuscany Valley properties of $268,000.

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 11,000 shares as of June 30, 2011, which represents approximately 0.55% of our total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

TSG Little Valley L. P. is a shareholder of the Company with ownership of 14,900 shares as of June 30, 2011, which represents approximately 0.74% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors.

As of the six months ended June 30, 2011, the Company’s affiliated Advisor, had been paid $311,055 in asset management fees since the consummation of the transaction.

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

For the six months ended June 30, 2011, SPT AZ Land Holdings, LLC recognized interest expense of $59,506 on the outstanding note balance and made interest payments totaling $44,712 to AZPro Developments, Inc.

As of June 30, 2011, the total outstanding principal balance related to this note was $1,500,000.

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

On November 10, 2010, the Company received a Notice of Default And Election To Sell Under Deed of Trust (or “Notice”) from First American Title Insurance Company. This Notice was received when TSG Little Valley, L.P. failed to pay the outstanding principal balance to Multibank 2009-1 CRE Venture, LLC, the current payee (“Lender”) under the Included Note. Prior to receiving this Notice, representatives of TSG Little Valley, L.P. had been in discussions and ongoing negotiations with Lender regarding the Included Note with the intent of renegotiating the terms of or reaching a settlement on the Included Note. These discussions and ongoing negotiations were unsuccessful and TSG Little Valley, L.P. and the Company received the Notice. The Company, when it purchased the Tuscany Valley Properties in November 2009, took ownership through a seller financed all-inclusive promissory note and deed of trust in favor of TSG Little Valley, L.P. that included the Lender note. The Company did not received a formal demand from TSG Little Valley, L.P. for payment to Lender. If TSG Little Valley, L.P. or the Company had failed to reach a resolution with Lender, the Company could have lost a portion of the Tuscany Valley Properties (approximately 163 of the 519 lots). Management was in discussions with TSG Little Valley, L.P. regarding the Notice and believed that a satisfactory resolution would be reached prior to the completion of the foreclosure process, which was a minimum of 120 days from Notice recordation, or November 5, 2010. After January 30, 2011, the Lender had the right to file a Notice of Sale.

On April 28, 2011, upon a request from TSG Little Valley, L.P., the Company made a $100,000 interest payment to TSG Little Valley, L.P.

On May 12, 2011, the Company paid all outstanding principal and interest due on the Tuscany Valley Properties note payable to TSG Little Valley, L.P. (to and including the Included Note), and in return for payment, a full release and reconveyance was executed by TSG Little Valley, L.P. and documentation was received from the Lender confirming payoff of the Included Note. The aggregate payment to TSG Little Valley, L.P. was $2,046,404 and consisted of $137,988 in accrued and unpaid interest and $1,908,416 in principal.

For the six months ended June 30, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $96,623, on the outstanding all-inclusive promissory note and made interest payments totaling $237,988 to TSG Little Valley, L.P.

As of June 30, 2011, the net outstanding balance related to this loan was $0.

Underwood Note Payable

As discussed in Note 1 and in Note 4, on August 31, 2010, SPT-Lake Elsinore Holding Co. LLC (“Borrower”), closed a secured loan from Cardinal Investment Properties – Underwood, L.P. (“Lender”). The Lender is not affiliated with the Company.  The loan amount was $1,000,000 and was made pursuant to a loan agreement between Borrower and Lender dated August 30, 2010.

The loan bore interest at a rate of twelve percent per annum, and had a maturity date in twenty-four months at which time all accrued and unpaid interest and principal was due in full. A non-refundable interest payment equal to the first year’s interest for the loan was prepaid out of the Loan amount of the initial Loan funding in the amount of $120,000. Thereafter, interest was due and payable quarterly, commencing on the date that is six months after the one-year anniversary of the disbursement date. An initial loan fee of five percent of the Loan amount, or $50,000, was payable to Lender upon the earliest to occur of (i) full repayment of the loan, (ii) a default by the Borrower under the loan, or (iii) the first anniversary date of the Loan.  Borrower could extend the loan for up to two additional periods of six months, provided (i) Borrower was not in default at the time of the extension, (ii) Borrower gave written notice to Lender of its intent to extend no less than ten days prior to the then-current maturity date, (iii) Borrower made payment to Lender of a two percent loan extension fee, based on the then-outstanding loan balance, and (iv) Borrower made payment to Lender of any unpaid interest accrued under the loan. Interest accruing under the loan during an extension period would be paid monthly in arrears.

The loan was secured by a deed of trust with assignment of rents in favor of Lender on property purchased by the Company on May 19, 2009. The Underwood property is comprised of five hundred forty-three unimproved residential lots in the City of Menifee, California. Borrower agreed to indemnify and hold harmless Lender from and against any and all indemnified costs directly or indirectly arising out of or resulting from any hazardous substance being present or released in, on or around, or potentially affecting, any part of the property securing the loan.

If Borrower failed to make any payment when required under the promissory note, Lender had the option to immediately declare all sums due and owing under the promissory note.

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

On May 10, 2011, SPT-Lake Elsinore Holding Co., LLC sold the Underwood Project to CV Communities, LLC, a Delaware limited liability company not affiliated with the Company. As a condition of this closing, all outstanding principal and interest and unpaid loan fees owed on the Underwood note payable were paid in full to Cardinal Investment Properties – Underwood, L.P. and in return for payment, a full release and reconveyance was executed by Cardinal Investment Properties – Underwood, L.P. The aggregate payment to Cardinal Investment Properties – Underwood, L.P. was $1,050,000.

For the six months ended June 30, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $80,000 on the outstanding note balance and reduced the previously mentioned pre-paid interest payment of $120,000 by $80,000 to reflect the interest payment to Lender. As of June 30, 2011, the pre-paid interest payment of $120,000 had been reduced to $0.

As of June 30, 2011, the net outstanding balance related to this loan was $0.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of June 30, 2011 for the years ending on December 31 approximated the following:

2011	$1,500,000
Thereafter	—
$1,500,000

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

As of June 30, 2011 and December 31, 2010, the Company had sold and accepted 1,919,400 shares of its common stock for $18,234,300, all of which were sold during the Company's initial public offering. This amount excludes 21,100 shares issued to The Shopoff Group L.P. and 71,250 shares of vested restricted stock previously issued to certain officers and directors.

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

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. On August 29, 2010, 35,000 shares of restricted stock grants vested. On September 23, 2010, 1,250 shares of restricted stock grants vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, and 5,000 shares of restricted stock were subsequently reissued. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director. As of June 30, 2011 and December 31, 2010, 102,500 shares of restricted stock remained unvested and outstanding.

The 71,250 vested restricted stock grants were recorded as credit of $712 to common stock for the par value of the vested restricted stock grants and $676,163 to additional paid-in capital in the accompanying consolidated balance sheets.

For the six months ended June 30, 2011, the Company recognized compensation expense of $172,188 comprised of accrued compensation expenses for restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $172,188 ends August 29, 2011.

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

For the six months ended June 30, 2011, the Company recognized compensation expense with respect to stock option grants of approximately $85,074, which was recorded as a credit to additional paid-in capital in the accompanying consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

The following is a summary of the changes in stock options outstanding during the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	123,750	$9.50	9.0
Granted	-	-	-
Outstanding at June 30, 2011	123,750	9.50	8.5
Exercisable at June 30, 2011	42,900	$9.50	8.4

Based on the stock price of $9.50 when the Company concluded its best-efforts initial public offering on August 29, 2010, at June 30, 2011, the aggregate intrinsic value of options outstanding at June 30, 2011 was zero.

Options outstanding that have vested and are expected to vest as of June 30, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	42,900	$9.50	8.4
Expected to vest	80,850	9.50	8.6
Total	123,750	$9.50	8.5

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time would the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the offering, as more fully disclosed in the Company’s Registration Statement. We were allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor was required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceeded 12.34% of the gross offering proceeds within 60 days of the close of the month in which the offering terminated. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The offering terminated on August 29, 2010 and as of that date, we had reimbursed the Advisor approximately $381,000 in excess of the 12.34% limit. Such reimbursement was due us on October 31, 2010. The $381,000 was recorded as due from related party with an offset to additional paid-in-capital in the accompanying consolidated balance sheets. As of June 30, 2011, we had received the approximately $381,000 due from the Advisor and affiliated entities.

As of June 30, 2011 and December 31, 2010, such costs and expenses approximated $5,286,000. Of the approximately $5,286,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,251,000. The $2,251,000 of reimbursed organizational and offering costs were netted against additional paid-in capital in the accompanying consolidated balance sheets.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged for the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) did not receive any selling commissions in connection with the offering, but was entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares was not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and was contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee would not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of June 30, 2011, the offering had been completed and the Sponsor had completed its obligations to Shopoff Securities Inc., analyzing whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority. The Sponsor determined that a reduced marketing fee payment to Shopoff Securities Inc. was appropriate in order for Shopoff Securities Inc. not to exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

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

For the six months ended June 30, 2011, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

For the six months ended June 30, 2011, the Company incurred $178,217 in asset management fees earned by its Advisor.

For the six months ended June 30, 2011, the Company incurred $189,000 in disposition fees earned by its Advisor.

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

Management has concluded that it is probable the Company will incur a loss related to the arbitration proceeding and the amount of the loss can be estimated. As a result of management’s conclusion, the Company has recorded a legal settlement expense of $200,000 in the accompanying condensed consolidated statement of operations and a corresponding liability on the accompanying condensed consolidated balance sheets.

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

When SPT – Lake Elsinore Holding Co., LLC originally acquired the Wasson Canyon Project on April 17, 2009, pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type. SPT – Lake Elsinore Holding Co., LLC subsequently finished processing bond reductions and completed the replacement of all bonds and SIA’s originally posted by MS Rialto Wasson Canyon CA, LLC. In the process of satisfying its obligation to replace existing SIA’s and bonds, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts. As of June 30, 2011 SPT-Lake Elsinore Holding Co., had letters of credit in the amount of $80,845 that remain outstanding.

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

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) under Section 856 (c) of the Internal Revenue Code with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. Our offering terminated August 29, 2010. As of June 30, 2011, we had sold 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor.

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

Since late 2010 when the Company’s Advisor developed this plan to sell two of the Company’s real estate investments, the Company entered into two separate agreements to sell a portion of the Tuscany Valley Properties (the portion being sold is known as Tuscany West), and the Underwood Project, both of which closed escrow in the second quarter of 2011. The Company utilized the cash generated from these two real estate sales to retire a portion of the Company’s outstanding debt, pay outstanding accounts payable, and create a reserve for operations. The Company also anticipates having funds available for additional investments.

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

Through June 30, 2011, we had purchased eight properties, sold one hundred percent of three properties and a portion of a fourth property of which were previously sold, one on March 20, 2009, one on February 3, 2010, one on May 10, 2011 and one on May 13, 2011, and had originated three secured real estate loans, two of which were previously converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had one property in escrow as of June 30, 2011. We have placed one property in escrow since June 30, 2011. See Note 9 of the notes to condensed consolidated financial statements for additional information.

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

Through June 30, 2011, we have acquired eight properties and sold one hundred percent of three properties and a portion of a fourth property. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $744,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. On August 31, 2010, we closed on a $1,000,000 loan secured by the third property purchased on May 19, 2009. This third property was subsequently sold on May 10, 2011 for $4,500,000 and the Company recognized a gain on the sale of approximately $2,401,000. As a condition of this sale the $1,000,000 loan originated on August 31, 2010 was paid in full. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. As of June 30, 2011, the $2,900,000 seller note carry back has been paid in full and we have made principal pay downs totaling $500,000 on the $2,000,000 seller note carry back. A portion of the seventh and eighth properties, purchased on November 5, 2009 for an aggregate amount of $9,600,000 was subsequently sold on May 13, 2011 for $1,800,000 and the Company recognized a loss on the sale of approximately $22,000.

Through June 30, 2011, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of June 30, 2011, from the $600,000 loan we have earned $201,593 in interest income, $22,382 of which is accrued interest receivable, $88,000 of which has been paid to us by the borrower, $91,211 which was added to the principal balance upon the reinstatement and modification of this loan in August 2010, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $33,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of June 30, 2011, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we have paid the Advisor asset management fees of $95,553.

Revenues for the six months ended June 30, 2011 approximated $6,300,000. These revenues resulted from two sales of real estate.

Expenses for the six months ended June 30, 2011 were $5,655,185 including a tax provision of $24,422. These expenses consisted primarily of cost of sales of real estate, a loan loss provision, a legal settlement, professional fees, stock based compensation, insurance, dues and subscriptions, director compensation, asset management fees paid to our Advisor, and general and administrative expenses.

For the six months ended June 30, 2011, we had net income of $644,815 due primarily to revenues from two sales of real estate offset by cost of sales of real estate, a loan loss provision, stock based compensation, a legal settlement, operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions, asset management fees paid to our Advisor, general and administrative expenses, and a provision for income taxes

Comparison of Three months Ended June 30, 2011 to Three months Ended June 30, 2010

Total revenues. Total revenues increased by $6,275,272, or 25377.2% to $6,300,000 for the three months ended June 30, 2011 compared to $24,728 for the three months ended June 30, 2010. The significant components of revenue are discussed below.

Sale of real estate. This caption represents revenues earned from the disposition of real estate and real estate-related investments. Sale of real estate increased $6,300,000 or 100% to $6,300,000 for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010. The Company did not sell any real estate investments for the three months ended June 30, 2010 but did sell two real estate investments during the three months ended June 30, 2011. For the three months ended June 30, 2011 the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $24,728 or 100.0% to $0 for the three months ended June 30, 2011 compared to $24,728 for the three months ended June 30, 2010. The decrease was due to the Company concluding that a collectability issue existed for a note receivable that had matured and remained unpaid. Due to this collectability issue, the Company stopped accruing interest on this matured note receivable.  For the three months ended June 30, 2010, the Company had accrued interest on this note receivable in accordance with the note agreement.

Total expenses.  Total expenses increased by $3,974,947, or 700.8% to $4,542,118 for the three months ended June 30, 2011 compared to $567,171 for the three months ended June 30, 2010. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company. Cost of sales of real estate increased $3,789,104 or 2886.2% to $3,920,387 for the three months ended June 30, 2011 compared to $131,283 for the three months ended June 30, 2010. The Company sold two real estate investments during the three months ended June 30, 2011 compared to no sales of real estate investments during the three months ended June 30, 2010. For the three months ended June 30, 2011 the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California. For the three months ended June 30, 2010 the Company did not sell any real estate investments  but did incur $131, 283 in cost of sale of real estate related to ongoing Company obligations related to a real estate investment which was sold on February 3, 2010.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation increased by $16,149, or 14.4% to $128,631 for the three months ended June 30, 2011 compared to $112,482 for the three months ended June 30, 2010. The increase was due to the Company recognizing a larger overall amount of option expense in 2011 as compared to 2010; in 2011, the Company recognized option expense for options issued both in 2010 and in 2009 as compared to 2010 when the Company recognized option expense for options issued only in 2009.

Professional fees.  Professional fees increased by $27,272, or 48.5% to $83,549 for the three months ended June 30, 2011 compared to $56,277 for the three months ended June 30, 2010. The increase was primarily due to (i) higher legal fees related to Company operations and required filings as compared to 2010, (ii) a higher amount of fees related to work performed by the Company’s accountants in 2011 as compared to 2010, (iii) expenses in 2011 related to the Company’s transfer agent not previously incurred by the Company; prior to the expiration of the offering in 2010, these same expenses were paid for by the Company’s sponsor and not paid for by the Company, partially offset by  (iv) a lower level of legal expenses related to the default of an existing note receivable originated on September 30, 2008 in 2011 as compared to 2010.

Insurance.  Insurance decreased by $285, or 0.6% to $50,149 for the three months ended June 30, 2011 compared to $50,434 for the three months ended June 30, 2010.

Asset management fees.  Asset management fees decreased by $7,774, or 8.2% to $86,742 for the three months ended June 30, 2011 compared to $94,516 for the three months ended June 30, 2010. The decrease was primarily due to (i) the Company having two less real estate investments in 2011 as compared to 2010; during the three months ended June 30, 2011 the Company sold two real estate investments that were owned during the three months ended June 30, 2010, (ii) a lower amount of asset management fees paid on one real estate investment during the three months ended June 30, 2011 as compared to 2010; asset management fees are paid on the outstanding book balance for the first year of ownership of a real estate investment and paid based on appraised value after the first year of ownership. During the three months ended June 30, 2010 one Company owned real estate investment had been held for less than one year and had asset management fees calculated on the outstanding book balance which was higher than the appraised value of the same real estate investment obtained after the real estate investment had been held for greater than one year. This lower appraisal resulted in a reduction of the asset management fees paid on this one real estate investment during the three months ended June 30, 2011 as compared to 2010.

General and administrative.  General and administrative costs increased by $104,066, or 259.9% to $144,115 for the three months ended June 30, 2011 as compared to $40,049 for the three months ended June 30, 2010. The increase was primarily due to, (i) amortization expense related to legal fees and loan fees incurred on a new loan secured by an existing real estate investment that closed in August 2010; the Company did not incur any amortization expense prior to August 2010, (ii) interest expense on a new loan secured by an existing real estate investment that closed in August 2010.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs increased by $486 or 1.6% to $30,138 for the three months ended June 30, 2011 as compared to $29,652 for the three months ended June 30, 2010.

Director compensation.  Director compensation remained unchanged for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. For both the three months ended June 30, 2011 and 2010, the Company incurred $50,875 in director compensation.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired increased $6,870 or 42.3% to $23,110 for the three months ended June 30, 2011 compared to $16,240 for the three months ended June 30, 2010. The increase was primarily related to the Company incurring a higher level of expenses related to the review of potential real estate investments in 2011 as compared to 2010.

Provision for income taxes.  This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $24,422 in provision for income taxes for the three months ended June 30, 2011 compared to $(14,637) for the three months ended June 30, 2010. The Company anticipates a tax liability for the year ended December 31, 2011 based on the sale of two assets designated as held for sale as of December 31, 2010 and as such recognized a provision for income taxes of $24,422 for the three months ended June 30, 2011. The Company’s provision for income taxes which was originally projected in December 2009 for the calendar year ended December 31, 2009 was revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. This credit was reflected during the three months ended June 30, 2010.

Comparison of Six months Ended June 30, 2011 to Six months Ended June 30, 2010

Total revenues. Total revenues increased by $4,022,775 or 176.7% to $6,300,000 for the six months ended June 30, 2011 compared to $2,277,225 for the six months ended June 30, 2010. The significant components of revenue are discussed below.

Sale of real estate. This caption represents revenues earned from the disposition of real estate and real estate-related investments. Sale of real estate increased $4,068,225 or 182.3% to $6,300,000 for the six months ended June 30, 2011 compared to $2,231,775 for the six months ended June 30, 2010. The Company sold two real estate investments during the six months ended June 30, 2011 compared to one real estate investment during the six months ended June 30, 2010. During the six months ended June 30, 2011 the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California.  For the six months ended June 30, 2010 the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $45,450 or 100.0% to $0 for the six months ended June 30, 2011 compared to $45,450 for the six months ended June 30, 2010. The decrease was due to the Company concluding that a collectability issue existed regarding a note receivable that had matured and remained unpaid. Due to this collectability issue, the Company stopped accruing interest on this matured note receivable.  For the six months ended June 30, 2010, the Company had accrued interest on this note receivable in accordance with the note agreement.

Total expenses.  Total expenses increased by $3,212,359 or 131.5% to $5,655,185 for the six months ended June 30, 2011 compared to $2,442,826 for the six months ended June 30, 2010. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company. Cost of sales of real estate increased $2,432,431 or 163.5% to $3,920,387 for the six months ended June 30, 2011 compared to $1,487,956 for the six months ended June 30, 2010. The Company sold two  real estate investments during the six months ended June 30, 2011 compared to one real estate investment that was sold during the six months ended June 30, 2010. During the six months ended June 30, 2011 the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California. During the six months ended June 30, 2010 the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Loan loss provision. Loan loss provision increased $356,796, or 100%, to $356,796 for the six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010. Based on a review of a matured Company note receivable and the underlying collateral securing this note receivable, management concluded that this note receivable may not be fully collectible.

Legal settlement.  This caption represents expenses incurred from the resolution of specific Company legal activities and are considered non-recurring or non-typical in nature. Legal settlement increased $200,000, or 100.0% to $200,000 for the six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010. Based on a recent ruling from an on-going arbitration matter, management concluded that it was probable the Company would incur a loss related to this arbitration proceeding and also concluded that the amount of the loss could be estimated. This legal settlement is a non-recurring expense for the Company.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation increased by $32,298, or 14.4% to $257,262 for the six months ended June 30, 2011 compared to $224,964 for the six months ended June 30, 2010. The increase was due to the Company recognizing a larger overall amount of option expense in 2011 as compared to 2010; in 2011, the Company recognized option expense for options issued both in 2010 and in 2009 as compared to 2010 when the Company recognized option expense for options issued only in 2009.

Professional fees.  Professional fees increased by $68,642, or 36.5% to $256,905 for the six months ended June 30, 2011 compared to $188,263 for the six months ended June 30, 2010. The increase was primarily due to (i) higher legal fees related to Company operations and required filings as compared to 2010, (ii) a higher level of legal expenses related to the default of an existing note receivable originated on September 30, 2008 as compared to 2010, (iii) expenses in 2011 related to the Company’s transfer agent not previously incurred by the Company; prior to the expiration of the offering in 2010, these same expenses were paid for by the Company’s sponsor and not paid for by the Company, partially offset by  (iv) a lower amount of fees related to the Company’s independent Sarbanes-Oxley consultant in 2011 as compared to 2010,and  (v) a lower amount of fees related to the Company’s accountants in 2011 as compared to 2010.

Insurance.  Insurance increased by $870, or 0.9% to $101,738 for the six months ended June 30, 2011 compared to $100,868 for the six months ended June 30, 2010. The increase was primarily due to a slightly higher payment schedule in 2011 as compared to 2010 for the Company’s primary and excess D&O premiums.

Asset management fees.  Asset management fees decreased by $12,944, or 6.8% to $178,217 for the six months ended June 30, 2011 compared to $191,161 for the six months ended June 30, 2010. The decrease was primarily due to (i) the Company having one less real estate investment in 2011 as compared to 2010; during the six months ended June 30, 2010 the Company sold one real estate investment; (ii) the Company having two less real estate investments in 2011 as compared to 2010; during the three months ended June 30, 2011 the Company sold two real estate investments that were owned during the three months ended June 30, 2010, (iii) a lower amount of asset management fees paid on one real estate investment during the three months ended June 30, 2011 as compared to 2010; asset management fees are paid on the outstanding book balance for the first year of ownership of a real estate investment and paid based on appraised value after the first year of ownership. During the three months ended June 30, 2010 one Company owned real estate investment had been held for less than one year and had asset management fees calculated on the outstanding book balance which was higher than the appraised value of the same real estate investment obtained after the real estate investment had been held for greater than one year. This lower appraisal resulted in a reduction of the asset management fees paid on this one real estate investment during the three months ended June 30, 2011 as compared to 2010.

General and administrative.  General and administrative costs increased by $136,147, or 193.3% to $206,595 for the six months ended June 30, 2011 as compared to $70,448 for the six months ended June 30, 2010. The increase was primarily due to, (i) amortization expense related to legal fees and loan fees incurred on a new loan secured by an existing real estate investment that closed in August 2010; the Company did not incur any amortization expense prior to August 2010, (ii) interest expense on a new loan secured by an existing real estate investment that closed in August 2010.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $20,771 or 35.0% to $38,503 for the six months ended June 30, 2011 as compared to $59,274 for the six months ended June 30, 2010. The decrease was primarily due to the Company renegotiating a material membership during the year ended December 31, 2010 resulting in a lower level of expense in 2011 as compared to 2010.

Director compensation.  Director compensation decreased by $4,500, or 4.7% to $91,250 for the six months ended June 30, 2011 compared to $95,750 for the six months ended June 30, 2010. The decrease was primarily due to (i) the Company holding fewer board and committee meetings in 2011 as compared to 2010.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired decreased $15,669 or 40.4% to $23,110 for the six months ended June 30, 2011 compared to $38,779 for the six months ended June 30, 2010. The decrease was primarily related to the Company not incurring as high a level of expenses related to the review of potential real estate investments in 2011 as compared to 2010.

Provision for income taxes.  This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $24,422 in provision for income taxes for the six months ended June 30, 2011 compared to $(14,637) for the six months ended June 30, 2010. The Company anticipates a tax liability for the year ended December 31, 2011 based on the sale of two assets designated as held for sale as of December 31, 2010 and as such recognized a provision for income taxes of $24,422 for the six months ended June 30, 2011. The Company’s provision for income taxes which was originally projected in December 2009 for the calendar year ended December 31, 2009 was revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. This credit was reflected during the three months ended June 30, 2010.

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

Pursuant to the Advisory Agreement and the broker-dealer agreement, we were obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor was obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates incurred on our behalf organization and offering costs of $5.29 million through June 30, 2011. Such costs were only a liability to us to the extent the organization and offering costs did not exceed 12.34% of the gross proceeds of the offering. From commencement of our initial public offering through its termination on August 29, 2010, we sold 1,919,400 shares for gross offering proceeds of $18.23 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

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

 During the three months ended June 30, 2011, we received from the Advisor and affiliated entities, approximately $93,390 which represented the remaining amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisor originally owed the Company approximately $381,000 of which $288,000 had previously been paid. The Advisor is no longer in breach of contract with the Company with regards to the balance due.

Liquidity and Capital Resources

We broke escrow on our initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. Our offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share ended August 29, 2010. As of June 30, 2011, we had sold and accepted 1,919,400 shares of our common stock for $18,234,300 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the six months ended June 30, 2011.

As a result of limited Company liquidity and significant Company liabilities, and as discussed further in Note 1 of the notes to condensed consolidated financial statements, the Company negotiated an extension on an existing secured promissory note with an outstanding principal balance of $1,500,000 (see Note 9 of the notes to condensed consolidated financial statements). Management believes that it will be able to raise additional funds for the Company through one or more potential sources including re-capitalization via a co-investment joint venture relationship, the sale of other assets currently owned by the Company and or securing appropriate longer-term debt.

As of June 30, 2011, our liabilities totaled $2,057,713 and consisted of accounts payable and accrued liabilities, due to related parties, income taxes payable, interest on notes payable, and notes payable secured by Company assets. Of the $2,057,713 in total liabilities, $2,057,713 are short term and $0 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that liquidity can be obtained through (i) sales of other Company assets, (ii) lending sources for land assets although the cost of such funds could be prohibitive in nature, and (iii) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets. As a result of (i), (ii), and (iii) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), and (iii) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the six months ended June 30, 2011 to the six months ended June 30, 2010:

Cash From Operating Activities

As of June 30, 2011, we owned five real estate investments, none of which generates recurring income, and owned one real estate-related investment. Net cash used in operating activities for the six months ended June 30, 2011 was $1,156,847 compared to $438,336 that was used in operating activities for the six months ended June 30, 2010. Net cash used in operating activities increased in 2011 primarily as a result of (i) in 2011 the Company sold two real estate investments; in 2010 the Company sold one real estate investment, (ii) a decrease in overall Company liabilities in 2011 compared to 2010, and (iii) a decrease in overall Company receivables in 2011 compared to 2010.

Cash From Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2011 was $5,172,318 compared to $1,265,453 that was provided by investing activities for the six months ended June 30, 2010. Net cash provided by investing activities increased primarily as a result of (i) in 2011 the Company sold two real estate investments; in 2010 the Company sold one real estate investment, offset by (ii) in 2011 the Company make a real estate deposit on a potential new acquisition; in 2010 the Company did not make any real estate deposits on potential new acquisitions.

Cash From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 was $2,908,416 compared to $866,220 that was used in financing activities for the six months ended June 30, 2010. Net cash used in financing activities increased primarily as a result of (i) the Company made principal repayments on two secured notes payable in 2011, repaying both notes in full; in 2010 partial principal repayments were required in order to secure extensions on secured notes payable, (ii) the Company did not receive proceeds from the sale of common stock sold to subscribers in 2011; the offering closed August 29, 2010; in 2010 the Company received proceeds from the sale of common stock to subscribers, and (iii) the Company did not use restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owned real estate investment in 2011; in 2010 the Company used restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owed real estate investment.

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

As of June 30, 2011, we have raised $18,434,750 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets and operations, significantly reducing funds for future operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

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

Distributions

We have not paid any distributions as of June 30, 2011. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

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

For the six months ended June 30, 2011 and June 30, 2010, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

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

For the six months ended June 30, 2011, the Company incurred $178,217 in asset management fees earned by its Advisor. For the six months ended June 30, 2010, the Company incurred $191,161 in asset management fees earned by its Advisor.

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

For the six months ended June 30, 2011, the Company incurred $189,000 in disposition fees earned by its Advisor. For the six months ended June 30, 2010, the Company incurred $66,953 in disposition fees earned by its Advisor.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the six month period ended June 30, 2011 and for the year ended December 31, 2010.

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

As of December 31, 2010, two existing company investments known as the Underwood Project and the Tuscany West Project met the above criteria and as a result were presented as assets held for sale in the accompanying consolidated balance sheets as of December 31, 2010. These two existing company investments were subsequently sold in May 2011.

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

The Company did not recognize impairment charges for the six months ended June 30, 2011. The Company recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments for the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

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

Estimated Fair Value of Financial Instruments and Certain Other Assets/Liabilities

The Company’s financial instruments include cash, notes and accounts receivable, prepaid expenses, accounts payable and accrued liabilities and notes and interest payable. Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. The Company’s policy requires, where reasonable, that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 7 of the notes to condensed consolidated financial statements.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the notes to condensed consolidated financial statements) and, as of June 30, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

There was no loan loss provisions recorded for the three months ended June 30, 2011. The Company did recognize a loan loss provision of $356,796 during the three months ended March 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 and Note 9 in the accompanying condensed consolidated financial statements for additional information.

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

If the Company is the interest holder that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, we will be deemed to be the primary beneficiary and must consolidate the VIE. Management will use its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. In the primary beneficiary decision, it is important to realize that a holder which will absorb the majority of losses takes precedence over any other interest holder. The determination of which enterprise (if any) is the primary beneficiary would be made as of the date the company first becomes involved with the VIE, unless events requiring reconsideration of the status of the entity’s variable interest holders have occurred.

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

The Company’s effective tax rate was approximately 1.35% for the three and six month periods ended June 30, 2011 and the Company recorded an income tax expense of approximately $24,400.  The Company’s effective rate differs from the U.S. federal statutory rate primarily due to the deferred tax asset valuation position and state tax.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considered many factors when assessing the likelihood of future realization of the deferred tax assets, including any recent cumulative earnings experience by taxing jurisdictions, expectations of future taxable income or loss, the carryfoward periods available to the Company for tax reporting purposes and other relevant factors.  At December 31, 2010, the Company had a federal net operating loss (“NOL”) carry-forward of approximately $1,340,000 and a state NOL carry-forward of approximately $2,254,000.

As of June 30, 2011, based on the weight of available evidence, including cumulative losses in recent years, realization of deferred tax assets does not appear more likely than not.  Therefore a full valuation allowance will continue to be applied against net deferred tax assets.

As December 31, 2010, the Company had not recorded any unrecognized tax benefit.  The Company does not expect the unrecognized tax benefit will change significantly within the next 12 months.  There have been no material changes to the unrecognized tax benefit during the six month period ended June 30, 2011.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the six months ended June 30, 2011 and the twelve months ended December 31, 2010, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at June 30, 2011 and December 31, 2010, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests, previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because of the current stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of June 30, 2011, a 10% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

Management has concluded that it is probable the Company will incur a loss related to the arbitration proceeding and the amount of the loss can be estimated. As a result of management’s conclusion, the Company has recorded a legal settlement expense of $200,000 in the accompanying condensed consolidated statement of operations and a corresponding liability on the accompanying condensed consolidated balance sheets.

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

Our offering terminated on August 29, 2010. We sold 1,919,400 shares of common stock in the Offering excluding shares purchased by our Sponsor and excluding vested restricted stock grants issued to certain officers and directors, raising gross proceeds of $18,234,300. From this amount, we have incurred approximately $5,286,000 in organization and offering costs (of which approximately $2,251,000 has been recorded in our financial statements). As of June 30, 2011, we had net offering proceeds from the Offering of approximately $17,564,000 which includes shares purchased by our Sponsor that did result in additional cash proceeds to the Company, the vesting of restricted stock grants and stock options issued to certain executive officers and directors that did not result in additional cash proceeds to the Company, and the reimbursement from our Advisor of organizational and offering expenses which did result in additional cash proceeds to the Company. We have used the net offering proceeds to purchase our interests in eight properties, three of which have been one hundred percent sold and one of which has been partially sold, and to originate three loans, (two of which we have obtained the underlying real estate which served as collateral for the loans), to pay $594,000 in acquisition or origination fees, $405,953 in disposition fees, and $703,248 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds (along with how we used cash from operating activities) for the six months ended June 30, 2011, see our condensed consolidated statements of cash flows included in this report.

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