Form 10-Q
period 2011-09-30
Shopoff Properties Trust, Inc.
filed 2011-11-21
CIK 1382134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐ No ☒

As of November 21, 2011, there were 2,048,000 shares of Shopoff Properties Trust, Inc. outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registration Statement on Form S-11 (the “Registration Statement”) of Shopoff Properties Trust, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) on August 29, 2007. The offering terminated on August 29, 2010. The September 30, 2011 condensed consolidated financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management without audit and commences on the following page, together with the related notes. In the opinion of management, the September 30, 2011 condensed consolidated financial statements present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2011. This report should be read in conjunction with the annual report of the Company for the year ended December 31, 2010, included in the Company’s Form 10-K previously filed with the SEC on April 15, 2011.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Assets
Cash and cash equivalents	$627,929	$31,079
Restricted cash	80,845	80,845
Note and interest receivable	356,797	713,593
Real estate investments	13,788,823	14,545,271
Real estate investments, held for sale	—	3,471,869
Prepaid expenses and other assets, net	335,663	53,057
Due from related parties	—	380,390
Loan fees and related loan expenses, net	—	52,741
Property and equipment, net	23,221	56,850
Total Assets	$15,213,278	$19,385,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$796,972	$848,690
Due to related parties	68,775	88,276
Interest payable	16,372	146,625
Income taxes payable	36,633	—
Notes payable secured by real estate investments, net	1,200,000	4,328,416
Total Liabilities	2,118,752	5,412,007

Commitments and Contingencies	—	—

Equity
Shopoff Properties Trust, Inc. stockholders equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,010,500 and 2,011,750 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	20,105	20,118
Additional paid-in capital, net of offering costs	17,672,202	17,286,715
Accumulated deficit	(4,598,256)	(3,333,245)
Total Shopoff Properties Trust, Inc. stockholders equity	13,094,051	13,973,588
Treasury Stock (37,500 shares)	375	—
Non-controlling interest	100	100
Total stockholder’s equity	13,094,526	13,973,688
Total Liabilities and Stockholder’s Equity	$15,213,278	$19,385,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Sales of real estate	$—	$—	$6,300,000	$2,231,775
Interest income, notes receivable	—	26,425	—	71,876
Other income	—	49,115	—	49,115
	—	75,540	6,300,000	2,352,766

Expenses:
Cost of sales of real estate	—	—	3,920,387	1,487,956
Impairment charges	1,500,000	—	1,500,000	—
Loan loss provision	—	—	356,796	—
Legal settlement	—	—	200,000	—
Stock based compensation	128,587	182,456	385,849	407,420
Professional fees	18,825	44,988	275,731	233,251
Due diligence costs related to properties not acquired	48,208	—	71,317	38,780
Asset management fees	71,550	94,559	249,767	285,720
Dues and subscriptions	23,991	47,311	62,494	106,586
Insurance	45,754	51,204	147,492	152,072
General and administrative	17,325	86,927	223,920	157,374
Director compensation	43,375	46,375	134,625	142,125
	1,897,615	553,820	7,528,378	3,011,284
Net (loss) before income taxes	(1,897,615)	(478,280)	(1,228,378)	(658,518)
Provision (benefit) for income taxes	12,211	—	36,633	(14,637)
Net (loss) available to common shareholders per common share:	$(1,909,826)	$(478,280)	$(1,265,011)	$(643,881)
Basic	$(0.94)	$(0.24)	$(0.63)	$(0.33)
Diluted	$(0.94)	$(0.24)	$(0.63)	$(0.33)
Weighted-average number of common shares outstanding used in per share computations:
Basic	2,024,019	1,965,382	2,015,931	1,944,592
Diluted	2,024,019	1,965,382	2,015,931	1,944,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2011 and 2010
(Unaudited)

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Cash Flows From Operating Activities
Net loss	$(1,265,011)	$(643,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate investments	(2,379,613)	(743,819)
Impairment charges	1,500,000	—
Loan loss provision	356,796	—
Due from related parties	—	380,390
Loan fee from issuance of debt secured by real estate investment	—	(50,000)
Interest receivable from real estate-related investment	—	(71,857)
Prepaid interest expense for loan secured by real estate investment	—	10,000
Depreciation expense	33,629	33,594
Amortization expense	52,741	2,637
Stock based compensation expense	385,849	407,420
Interest expense from new loan secured by real estate investment	80,000	—
Changes in assets and liabilities:
Due from related parties	380,390	(380,390)
Due to related parties	(19,502)	19,126
Accounts payable and accrued liabilities	(351,436)	110,304
Income taxes payable	36,633	(42,986)
Interest payable	(130,252)	29,173
Interest and loan fee receivable	—	35,000
Loan fees and related loan expenses, net	—	(13,289)
Prepaid expenses and other assets	17,112	10,120
Net cash (used in) operating activities	(1,302,664)	(908,458)
Cash Flows From Investing Activities
Purchase of property and equipment	—	(1,444)
Real estate investments	(821,683)	(901,941)
Real estate deposits	—	(10,000)
Proceeds from sale of real estate investments, net	5,929,613	1,894,253
Net cash provided by investing activities	5,107,930	980,868
Cash Flows From Financing Activities
Repayment of notes payable secured by real estate investment	(3,208,416)	(1,491,584)
Proceeds from new loan secured by real estate investment	—	880,000
Issuance of common stock to subscribers	—	542,450
Restricted cash	—	(115,936)
Net cash used in financing activities	(3,208,416)	(185,070)
Net change in cash	596,850	(112,660)
Cash, beginning of period	31,079	146,022
Cash, end of period	$627,929	$33,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$392,947	$263,169
Cash paid for income taxes	$—	$37,000
Pre-paid interest from new loan secured by real estate investment	$—	$120,000
SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW INFORMATION
Unbilled insurance reimbursement included in other assets and unpaid legal liability included in accounts payable and accrued liabilities	$299,718	$—

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

On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of September 30, 2011, the Company had accepted subscriptions for the sale of 1,919,400 shares of its common stock at a price of $9.50 per share not including 21,100 shares issued to The Shopoff Group L.P. and not including 107,500 shares of vested restricted stock issued to certain officers and directors of which 37,500 shares were voluntarily forfeited and are held by the Company as treasury stock. As of August 29, 2010, the Company concluded its best-efforts initial public offering in which it offered 2,000,000 shares of its common stock at a price of $9.50 per share and 18,100,000 shares of common stock at $10.00 per share. At August 29, 2010, the end of the offering period, the Company had 80,600 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale and subsequently proceeded with the deregistration of these shares totaling 18,180,600 through the filing of a post effective amendment number 7 with the SEC. The SEC declared this post effective amendment number 7 effective on September 7, 2010.

The Company has adopted December 31 as its fiscal year end.

As of September 30, 2011, the Company owned five properties (See Note 4 for additional information):

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

Through September 30, 2011, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC, was outstanding as of September 30, 2011and December 31, 2010 (See Note 3).

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

Liquidity Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. As of September 30, 2011, the Company has an accumulated deficit of approximately $4,598,256, has approximately $628,000 in cash, owes vendors approximately $919,000, and has a note payable of $1,200,000, which is due and payable July 31, 2012. These conditions raised concerns about the Company’s ability to continue to meet its liquidity requirements for the foreseeable future and, as a result management took the following actions: The Company is actively in discussions with potential lending sources for land assets as the market for lending on unentitled and undeveloped land has become more available although the cost of funds could be prohibitive. The intent of the Company is to obtain new debt on real estate owned that is currently unencumbered. The Company is currently seeking approximately $3,000,000 in new funding from lending sources.

Management is also evaluating the following options (i) sales of other Company assets, and  (ii) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets. As a result of above, the Company believes it will have sufficient funds for the operation of the Company for the foreseeable future. If the Company is unsuccessful in improving its liquidity, the Company may need to consider alternative solutions or may need to cease operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

The information furnished has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted and therefore should be read in conjunction with the consolidated financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the nine months ended September 30, 2011 and the year ended December 31, 2010.

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of September 30, 2011, we had bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000. Bank balances in excess of the FDIC limit as of September 30, 2011 approximated $75,844.

As of September 30, 2011, the Company maintained marketable securities in a money market account at certain financial institutions in excess of the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. We did not have any bank balances in excess of the SIPC limit as of September 30, 2011. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

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

There was no loan loss provisions recorded for the three months ended September 30, 2011. The Company did recognize a loan loss provision of $356,796 during the three months ended March 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 and Note 9 for additional information.

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

The Company recognized impairment charges in the aggregate amount of $1,500,000 on two real estate investments during the nine months ended September 30, 2011. These two Company investments are known as the Desert Moon Estates Project, and the Tuscany Crest and Valley Project (the Tuscany Crest and Valley Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $500,000 and the Tuscany Crest and Valley Project recognized an impairment charge of $1,000,000. The Company also recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments during the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

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

As of September 30, 2011, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 107,500 of which were vested as of September 30, 2011 and 66,250 of which remain unvested as of September 30, 2011. Of the 107,500 shares which had vested as of September 30, 2011, 37,500 were voluntarily forfeited, reducing the number of vested shares that are outstanding from 107,500 to 70,000. The 37,500 shares voluntarily forfeited are held by the Company as treasury stock. The unvested shares were not included in the calculation of EPS for the nine months ended September 30, 2011 since their effect would be anti-dilutive.

As of September 30, 2011, the Company had 123,750 stock options that were granted to certain directors and officers, 69,400 of which were vested as of September 30, 2011 and 54,350 of which remain unvested as of September 30, 2011. However, the 123,750 stock options were not included in the calculation of EPS for the nine months ended September 30, 2011 since their effect would be anit-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the nine months ended September 30, 2011 and 2010, respectively:

	Nine months Ended September 30,
	2011	2010
	( Unaudited)
Numerator:
Net (loss)	$(1,265,011)	$(643,881)

Denominator:
Weighted average outstanding shares of common stock	2,015,931	1,944,592
Effect of contingently issuable restricted stock	—	—
Effect of contingently issuable stock options	—	—
Weighted average number of common shares and potential common shares outstanding	2,015,931	1,944,592

Basic (loss) per common share	$(0.63)	$(0.33)
Diluted (loss) per common share	$(0.63)	$(0.33)

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of September 30, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at September 30, 2011 and December 31, 2010:

	As of September 30, 2011
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$340,068	$340,068	$340,068	$—	$—

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$12,204	$12,204	$12,204	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the each of the nine and twelve months ended September 30, 2011 and December 31, 2010, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at September 30, 2011 and December 31, 2010, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests, previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

The Company’s effective tax rate was approximately (1.31%) and 23.1% for the three and nine month periods ended September, 2011 and the Company recorded an income tax expense of approximately $36,633. The Company’s effective rate differs from the U.S. federal statutory rate primarily due to the deferred tax asset valuation position and state tax.

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

As of September 30, 2011, based on the weight of available evidence, including cumulative losses in recent years, realization of deferred tax assets does not appear more likely than not. Therefore a full valuation allowance will continue to be applied against net deferred tax assets.

As December 31, 2010, the Company had not recorded any unrecognized tax benefit. The Company does not expect the unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the nine month period ended September 30, 2011.

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

3. NOTE AND INTEREST RECEIVABLE

As of September 30, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in a real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of September 30, 2011	Book Value as of December 31, 2010	Contractual Interest Rate	Annual Effective Interest Rate at September 30, 2011	Maturity Date as of September 30, 2011
Mesquite Venture I Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$691,211	$691,211	14.00%	19.00%	1/15/2011
Accrued interest				22,382	22,382
Provision for loan loss				(356,796)	—
				$356,797	$713,593

The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2011:

Real estate loans receivable — December 31, 2010	$713,593
Accrued interest	—
Provision for loan loss	(356,796)
Real estate loans receivable — September 30, 2011	$356,797

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

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of September 30, 2011 was $54,000.

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

On August 12, 2011, Company legal counsel filed suit against the guarantors of the Mesquite Ventures I, LLC secured note for collection of all outstanding principal, interest, and other expenses owed to the Company. As of September 30, 2011 this litigation is still ongoing.

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

The Company recognized a loan loss provision of $356,796 during the nine months ended September 30, 2011.

SPT Real Estate Finance, LLC had an outstanding interest receivable of $11,191 as of September 30, 2011 and $22,382 as of December 31, 2010.

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

As of the nine months ended September 30, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $449,300 in capitalized project costs including the previously mentioned $49,500 acquisition fee and $135,000 disposition fee resulting in a gain on the sale of this asset of approximately $2,401,000.

The sale provided liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000, thereby reducing the Company’s overall liabilities.

As of the nine months ended September 30, 2011, the Company’s affiliated Advisor, had been paid $83,149 in asset management fees since the acquisition of the Underwood Project.

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

The Company’s affiliated Advisor received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.

As of the nine months ended September 30, 2011, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $135,735 in asset management fees since the consummation of the transaction.

As of the nine months ended September 30, 2011, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $1,488,116 in capitalized project costs comprised primarily of the previously mentioned acquisition fee, county and Community Facility District taxes and accrued interest on the secured promissory note to AZPro Development, Inc., and had recognized impairment charges of $897,000.

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

The Company’s affiliate Advisor did not receive an acquisition fee upon consummation of the transaction.

As of the nine months ended September 30, 2011, the Company’s Advisor, had been paid $108,053 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

As of the nine months ended September 30, 2011, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $193,347 in capitalized project costs comprised primarily of county tax payments.

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

As of the nine months ended September 30, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred on the Tuscany West portion of the larger Tuscany Valley properties, an allocated purchase price of $1,900,000 (a portion of the larger original purchase price of $9,600,000), an additional $256,517 in capitalized project costs (including Tuscany West’s allocated portion of the previously mentioned $288,000 acquisition fee), and the $54,000 disposition fee, and recognized an impairment charge of $335,000 resulting in a loss on the sale of this asset of approximately $21,517.

As of the nine months ended September 30, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred on the remainder of the Tuscany Valley properties, an allocated purchase price of $7,700,000 (a portion of the larger original purchase price of $9,600,000), an additional $947,714 in capitalized project costs (including the remainder portion of the previously mentioned $288,000 acquisition fee), county taxes, appraisal expenses, and accrued interest on the secured promissory note to TSG Little Valley, L.P., and had recognized impairment charges on a portion of the remaining Tuscany Valley properties of $1,268,000.

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of Seller, is a shareholder of the Company with ownership of 11,000 shares as of September 30, 2011, which represents approximately 0.54% of our total shares outstanding including 21,100 shares purchased by our sponsor and 107,500 vested restricted stock grants issued to our officers and directors of which 37,500 shares were voluntarily forfeited and are held by the Company as treasury stock.

Thru June 30, 2011, TSG Little Valley L. P. was a shareholder of the Company with ownership of 14,900 shares, which represents approximately 0.74% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors. In August 2011, TSG Little Valley, L.P. distributed its 14,900 shares to a limited partner and as of September 30, 2011, no longer has any ownership in the Company.

As of the nine months ended September 30, 2011, the Company’s affiliated Advisor, had been paid $352,105 in asset management fees since the consummation of the transaction.

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

For the nine months ended September 30, 2011, SPT AZ Land Holdings, LLC recognized interest expense of $86,071 on the outstanding note balance and made interest payments totaling $74,959 to AZPro Developments, Inc.

As of September 30, 2011, the total outstanding principal balance related to this note was $1,200,000.

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

For the nine months ended September 30, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $96,623, on the outstanding all-inclusive promissory note and made interest payments totaling $237,988 to TSG Little Valley, L.P.

As of September 30, 2011, the net outstanding balance related to this loan was $0.

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

For the nine months ended September 30, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $80,000 on the outstanding note balance and reduced the previously mentioned pre-paid interest payment of $120,000 by $80,000 to reflect the interest payment to Lender. As of September 30, 2011, the pre-paid interest payment of $120,000 had been reduced to $0.

As of September 30, 2011, the net outstanding balance related to this loan was $0.

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of September 30, 2011 for the years ending on December 31 approximated the following:

2011	$—
2012	1,200,000
Thereafter	—
$1,200,000

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

As of September 30, 2011 and December 31, 2010, the Company had sold and accepted 1,919,400 shares of its common stock for $18,234,300, all of which were sold during the Company's initial public offering. This amount excludes 21,100 shares issued to The Shopoff Group L.P. and 107,500 shares of vested restricted stock previously issued to certain officers and directors of which 37,500 shares were voluntarily forfeited and are held by the Company as treasury stock.

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

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 35,000 shares of restricted stock grants vested. On August 29, 2010, 35,000 shares of restricted stock grants vested. On August 29, 2011, 35,000 shares of restricted stock grants vested. On September 23, 2010, 1,250 shares of restricted stock grants vested. On September 23, 2011, 1,250 shares of restricted stock vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, and 5,000 shares of restricted stock were subsequently reissued. The forfeiture and reissuance were the result of a departure of one of our directors and her subsequent replacement as director. During the nine months ended September 30, 2011, 37,500 shares of restricted stock were forfeited and are held by the Company as treasury stock. The forfeitures were the result of voluntary decisions by certain officers and directors. As of September 30, 2011 and December 31, 2010, 66,250 shares of restricted stock remained unvested and outstanding.

The 107,500 vested restricted stock grants were recorded as credit of $1,075 to common stock for the par value of the vested restricted stock grants and $1,020,175 to additional paid-in capital in the accompanying consolidated balance sheets.

The 37,500 shares of restricted stock that were forfeited and not reissued were recorded as a debit of $375 to common stock for the par value of the restricted stock grants forfeited and a credit of $375 to treasury stock on the accompanying consolidated balance sheets.

For the nine months ended September 30, 2011, the Company recognized compensation expense of $258,282 comprised of accrued compensation expenses for restricted stock grants that have not yet vested but whose expense is being recognized over the service period. Of the $258,282 accrued compensation expenses for restricted stock grants, $230,573 relates to restricted stock grants that vested during the three months ended September 30, 2010 and $27,709 relates to restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $27,709 ends August 29, 2012.

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

For the nine months ended September 30, 2011, the Company recognized compensation expense with respect to stock option grants of approximately $127,567, which was recorded as a credit to additional paid-in capital in the accompanying consolidated balance sheets. Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

The following is a summary of the changes in stock options outstanding during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	123,750	$9.50	9.0
Granted	-	-	-
Outstanding at September 30, 2011	123,750	9.50	8.3
Exercisable at September 30, 2011	69,400	$9.50	8.2

Based on the stock price of $9.50 when the Company concluded its best-efforts initial public offering on August 29, 2010, at September 30, 2011, the aggregate intrinsic value of options outstanding at September 30, 2011 was zero.

Options outstanding that have vested and are expected to vest as of September 30, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	69,400	$9.50	8.2
Expected to vest	54,350	9.50	8.4
Total	123,750	$9.50	8.3

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time would the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the offering, as more fully disclosed in the Company’s Registration Statement. We were allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor was required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceeded 12.34% of the gross offering proceeds within 60 days of the close of the month in which the offering terminated. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The offering terminated on August 29, 2010 and as of that date, we had reimbursed the Advisor approximately $381,000 in excess of the 12.34% limit. Such reimbursement was due us on October 31, 2010. The $381,000 was recorded as due from related party with an offset to additional paid-in-capital in the accompanying consolidated balance sheets. As of September 30, 2011, we had received the approximately $381,000 due from the Advisor and affiliated entities.

As of September 30, 2011 and December 31, 2010, such costs and expenses approximated $5,286,000. Of the approximately $5,286,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,251,000. The $2,251,000 of reimbursed organizational and offering costs were netted against additional paid-in capital in the accompanying consolidated balance sheets.

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged for the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) did not receive any selling commissions in connection with the offering, but was entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares was not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and was contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee would not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of September 30, 2011, the offering had been completed and the Sponsor had completed its obligations to Shopoff Securities Inc., analyzing whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority. The Sponsor determined that a reduced marketing fee payment to Shopoff Securities Inc. was appropriate in order for Shopoff Securities Inc. not to exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

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

For the nine months ended September 30, 2011, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

For the nine months ended September 30, 2011, the Company incurred $249,767 in asset management fees earned by its Advisor.

For the nine months ended September 30, 2011, the Company incurred $189,000 in disposition fees earned by its Advisor.

8. PROPOSED ACQUISITION

On September 7, 2011, Shopoff Advisor’s, on behalf of the Company (“Transferee”), entered into an Agreement to Purchase and Sell Interest In Contract to Buy and Sell Real Estate (the “Agreement”) with Steven F. Dallman (“Transferor”) whereby Transferor agreed to sell to Transferee, a certain Contract to Buy and Sell Real Estate, dated June 14, 2011, as amended (the “Original Agreement”), and the escrow, between Transferor and Lundieck Investments, Ltd. This Agreement allows the Transferee to purchase a 47.9 acre parcel of land zoned commercial/retail and multi-family residential which currently permits 306 residential units and 25 acres of retail land in Parker Colorado. The purchase price for this property is $4,900,000 comprised of $1,650,000 paid to the Transferor and $3,250,000 to be paid to Lundieck Investments, Ltd. Close of escrow is scheduled for November 18, 2011 (Note 10).

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

The Company’s Advisor paid an initial non-refundable deposit to Transferor of $200,000 on October 3, 2011 and a second non-refundable deposit to Transferor on November 2, 2011. The $400,000 in deposits was paid from Company cash reserves. Transferor has agreed to accept 61,100 shares of common stock at $9 per share as part of the overall cash required to close this proposed acquisition. The Company contemplates the use of a joint venture partner to fund a majority of the cash required for this project including a reimbursement of portion of the $400,000 in deposits advanced by the Company. This acquisition closed escrow on November 18, 2011. See Note 10 for additional information.

9. COMMITMENTS AND CONTINGENCIES

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

When SPT – Lake Elsinore Holding Co., LLC originally acquired the Wasson Canyon Project on April 17, 2009, pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type. SPT – Lake Elsinore Holding Co., LLC subsequently finished processing bond reductions and completed the replacement of all bonds and SIA’s originally posted by MS Rialto Wasson Canyon CA, LLC. In the process of satisfying its obligation to replace existing SIA’s and bonds, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts. As of September 30, 2011 SPT-Lake Elsinore Holding Co., had letters of credit in the amount of $80,845 that remain outstanding.

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

Legal Matters

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Except as described previously under Winchester Ranch, management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC was the subject of a binding arbitration proceeding as described above under “Winchester Ranch (Pulte Home Project)”, however this proceeding resulted in a settlement which did not require any monetary or other obligations from the Company. This proceeding is still unresolved with regards to the payment of legal fees. The Company believes the binding arbitration proceeding will have no material adverse effect on its results of operations or financial condition.

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

10. SUBSEQUENT EVENTS

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

No additional cash is required by the Company to close this transaction other than customary closing costs although at closing the Company will put into escrow, the 61,100 shares of Company common stock at $9 per share, totaling $549,900. If the Company were to fail to close this transaction, the $400,000 in aggregate deposits previously made by the Company could be forfeited.

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

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) under Section 856 (c) of the Internal Revenue Code with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. Our offering terminated August 29, 2010. As of September 30, 2011, we had sold 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor.

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

Since late 2010 when the Company’s Advisor developed this plan to sell two of the Company’s real estate investments, the Company entered into two separate agreements to sell a portion of the Tuscany Valley Properties (the portion being sold is known as Tuscany West), and the Underwood Project, both of which closed escrow in the second quarter of 2011. The Company utilized the cash generated from these two real estate sales to retire a portion of the Company’s outstanding debt, pay outstanding accounts payable, and create a reserve for operations. The Company also utilized a portion of the available funds for additional investments.

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

Through September 30, 2011, we had purchased eight properties, sold one hundred percent of three properties and a portion of a fourth property of which were previously sold, one on March 20, 2009, one on February 3, 2010, one on May 10, 2011 and one on May 13, 2011, and had originated three secured real estate loans, two of which were previously converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We did not have any properties in escrow as of September 30, 2011. We have placed one property in escrow since September 30, 2011. See Note 4 and Note 10 of the notes to condensed consolidated financial statements for additional information.

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

Through September 30, 2011, we have acquired eight properties and sold one hundred percent of three properties and a portion of a fourth property. The first property was purchased on December 31, 2008 for an amount of $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company recognized a gain on the sale of approximately $2,045,000. The second property was purchased on April 17, 2009 for an amount of $650,000 and we incurred closing and related costs of approximately $45,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $744,000. The third property was purchased on May 19, 2009, for an amount of $1,650,000 and we incurred closing and related costs of approximately $60,000. On August 31, 2010, we closed on a $1,000,000 loan secured by the third property purchased on May 19, 2009. This third property was subsequently sold on May 10, 2011 for $4,500,000 and the Company recognized a gain on the sale of approximately $2,401,000. As a condition of this sale, the $1,000,000 loan originated on August 31, 2010 was paid in full. The fourth property was purchased on July 31, 2009, for an amount of $3,000,000 which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436. The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. As of September 30, 2011, the $2,900,000 seller note carry back has been paid in full and we have made principal pay downs totaling $800,000 on the $2,000,000 seller note carry back. A portion of the seventh and eighth properties, purchased on November 5, 2009 for an aggregate amount of $9,600,000, was subsequently sold on May 13, 2011 for $1,800,000 and the Company recognized a loss on the sale of approximately $22,000.

Through September 30, 2011, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title escrow and attorney fees were paid for by the borrower through escrow. As of September 30, 2011, from the $600,000 loan, we have earned $201,593 in interest income, $22,382 of which is accrued interest receivable, $88,000 of which has been paid to us by the borrower, $91,211 which was added to the principal balance upon the reinstatement and modification of this loan in August 2010, paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and paid the Advisor asset management fees of $36,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had accrued $324,647 in interest income, paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and paid the Advisor asset management fees of $31,207. As of September 30, 2011, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we have paid the Advisor asset management fees of $108,053.

Revenues for the nine months ended September 30, 2011 approximated $6,300,000. These revenues resulted from two sales of real estate.

Expenses for the nine months ended September 30, 2011 were $7,565,011 including a tax provision of $36,633. These expenses consisted primarily of cost of sales of real estate, impairment charges, a legal settlement, a loan loss provision, professional fees, stock based compensation, insurance, dues and subscriptions, director compensation, asset management fees paid to our Advisor, general and administrative expenses.

For the nine months ended September 30, 2011, we had a loss of approximately $1,265,011 due primarily to revenues from two sales of real estate offset by cost of sales of real estate, impairment charges, stock based compensation, a legal settlement, a loan loss provision, operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions, asset management fees paid to our Advisor, general and administrative expenses, and a provision for income taxes.

Comparison of Three months Ended September 30, 2011 to Three months Ended September 30, 2010

Total revenues. Total revenues decreased by $75,540, or 100% to $0 for the three months ended September 30, 2011 compared to $75,540 for the three months ended September 30, 2010. The significant components of revenue are discussed below.

Interest income, notes receivable. This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $26,425 or 100% to $0 for the three months ended September 30, 2011 compared to $26,425 for the three months ended September 30, 2010. The decrease was due to the Company concluding that a collectability issue existed for a note receivable that had matured and remained unpaid. Due to this collectability issue, the Company stopped accruing interest on this matured note receivable.  For the three months ended September 30, 2010, the Company had accrued interest on this note receivable in accordance with the note agreement.

Other income. This caption represents revenues earned from the miscellaneous or other non-recurring or non-typical sources. Other income decreased $49,115, or 100.0% to $0 for the three months ended September 30, 2011 compared to $49,115 for the three months ended September 30, 2010. The Company received receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009 during the three months ended September 30, 2010. This was a one-time non-recurring income event for the Company.

Total expenses. Total expenses increased by $1,356,006, or 244.9% to $1,909,826 for the three months ended September 30, 2011 compared to $553,820 for the three months ended September 30, 2010. The significant components of expense are discussed below.

Impairment charges. Impairment charges increased by $1,500,000, or 100.0% to $1,500,000 for the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010. Impairment charges represent the difference between the fair value of the Company’s real estate investments and the recorded value of the Company’s real estate investments.

Stock based compensation. This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation decreased by $53,869, or 29.5% to $128,587 for the three months ended September 30, 2011 compared to $182,456 for the three months ended September 30, 2010. The decrease was due to the Company recognizing a smaller overall amount of option expense in 2011 as compared to 2010; during the three months ended September 30, 2010, the Company recognized one full year of option expense based on the vesting schedule of new options issued in August 2010; no new options were issued during the three months ended September 30, 2011.

Professional fees. Professional fees decreased by $26,163, or 58.2% to $18,825 for the three months ended September 30, 2011 compared to $44,988 for the three months ended September 30, 2010. The decrease was primarily due to (i) lower legal fees related to Company operations and required filings as compared to 2010 and (ii) a lower amount of fees related to work performed by the Company’s accountants in 2011 as compared to 2010, partially offset by (iii) expenses in 2011 related to the Company’s transfer agent not previously incurred by the Company; prior to the expiration of the offering in 2010, these same expenses were paid for by the Company’s sponsor and not paid for by the Company, and (iv) a higher level of legal expenses related to the default and collection efforts of an existing note receivable originated on September 30, 2008 in 2011 as compared to 2010.

Insurance. Insurance decreased by $5,450, or 10.6% to $45,754 for the three months ended September 30, 2011 compared to $51,204 for the three months ended September 30, 2010. The decrease was primarily due to the cancellation on one Company officer’s key man insurance policy in 2011; in 2010 this policy was still being maintained by the Company.

Asset management fees. Asset management fees decreased by $23,009, or 24.3% to $71,550 for the three months ended September 30, 2011 compared to $94,559 for the three months ended September 30, 2010. The decrease was primarily due to the Company having two less real estate investments under management in 2011 as compared to 2010.

General and administrative. General and administrative costs decreased by $69,601, or 80.1% to $17,325 for the three months ended September 30, 2011 as compared to $86,926 for the three months ended September 30, 2010. The decrease was primarily due to, (i) in 2010, the Company incurred legal expenses related to an arbitration proceeding related to a previously owned asset; in 2011 a settlement was reached with the claimants, and (ii) in 2010 the Company incurred interest expense on a new loan secured by an existing real estate investment that closed in August 2010; in 2011 this loan had been paid in full.

Dues and subscriptions. Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $23,320 or 49.3% to $23,991 for the three months ended September 30, 2011 as compared to $47,311 for the three months ended September 30, 2010. The decrease was primarily due to (i) a material renegotiation of an annual Company subscription in 2011; during 2010 the Company negotiated a fifty percent savings for the 2011 annual subscription period, and (ii) the cancellation of multiple annual Company subscriptions in 2011; in 2010 these subscriptions had not yet been terminated.

Director compensation. Director compensation decreased by $3,000, or 6.5% to $43,375 for the three months ended September 30, 2011 compared to $46,375 for the three months ended September 30, 2010. The decrease was primarily due to the Company holding fewer board and committee meetings in 2011 as compared to 2010.

Due diligence costs related to properties not acquired. Due diligence costs related to properties not acquired increased $48,208 or 100% to $48,208 for the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010. The increase was primarily related to the Company incurring a higher level of expenses related to the review of potential real estate investments in 2011 as compared to 2010.

Provision for income taxes. This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred a provision of $12,211 for income taxes for the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010. The Company anticipates a tax liability for the year ended December 31, 2011 based on the sale of two assets designated as held for sale as of December 31, 2010 that closed escrow during the three months ended June 30, 2011, and as such recognized a provision for income taxes of $24,422 as of June 30, 2011. The Company did not recognize a tax provision for the three months ended September 30, 2010.

Comparison of Nine months Ended September 30, 2011 to Nine months Ended September 30, 2010

Total revenues. Total revenues increased by $3,947,234 or 167.8% to $6,300,000 for the nine months ended September 30, 2011 compared to $2,352,766 for the nine months ended September 30, 2010. The significant components of revenue are discussed below.

Sale of real estate. This caption represents revenues earned from the disposition of real estate and real estate-related investments. Sale of real estate increased $4,068,225 or 182.3% to $6,300,000 for the nine months ended September 30, 2011 compared to $2,231,775 for the nine months ended September 30, 2010. The Company sold two real estate investments during the nine months ended September 30, 2011 compared to one real estate investment during the nine months ended September 30, 2010. During the nine months ended September 30, 2011 the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California. For the nine months ended September 30, 2010 the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Interest income, notes receivable. This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $71,876 or 100.0% to $0 for the nine months ended September 30, 2011 compared to $71,876 for the nine months ended September 30, 2010. The decrease was due to the Company concluding that a collectability issue existed for a note receivable that had matured and remained unpaid. Due to this collectability issue, the Company stopped accruing interest on this matured note receivable.  For the nine months ended September 30, 2010, the Company had accrued interest on this note receivable in accordance with the note agreement.

Other income. This caption represents revenues earned from the miscellaneous or other non-recurring or non-typical sources. Other income decreased $49,115, or 100.0% to $0 for the nine months ended September 30, 2011 compared to $49,115 for the nine months ended September 30, 2010. The Company received receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009 during the nine months ended September 30, 2010. This was a one-time non-recurring income event for the Company.

Total expenses. Total expenses increased by $4,568,364 or 152.5% to $7,565,011 for the nine months ended September 30, 2011 compared to $2,996,647 for the nine months ended September 30, 2010. The significant components of expense are discussed below.

Cost of sales of real estate. Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company. Cost of sales of real estate increased $2,432,431 or 163.5% to $3,920,387 for the nine months ended September 30, 2011 compared to $1,487,956 for the nine months ended September 30, 2010. The Company sold two real estate investments during the nine months ended September 30, 2011 compared to one real estate investment that was sold during the nine months ended September 30, 2010. During the nine months ended September 30, 2011 the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California. During the nine months ended September 30, 2010 the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Impairment charges. Impairment charges increased by $1,500,000, or 100.0% to $1,500,000 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010. Impairment charges represent the difference between the fair value of the Company’s real estate investments and the recorded value of the Company’s real estate investments.

Loan loss provision. Loan loss provision increased $356,796, or 100%, to $356,796 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010. Based on a review of a matured Company note receivable and the underlying collateral securing this note receivable, management concluded that this note receivable may not be fully collectible.

Legal settlement. This caption represents expenses incurred from the resolution of specific Company legal activities and are considered non-recurring or non-typical in nature. Legal settlement increased $200,000, or 100.0% to $200,000 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010. Based on a recent ruling from an on-going arbitration matter, management concluded that it was probable the Company would incur a loss related to this arbitration proceeding and also concluded that the amount of the loss could be estimated. This legal settlement is a non-recurring expense for the Company.

Stock based compensation. This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation decreased by $21,571, or 5.3% to $385,849 for the nine months ended September 30, 2011 compared to $407,420 for the nine months ended September 30, 2010. The decrease was due to the Company recognizing a smaller overall amount of option expense in 2011 as compared to 2010; during the nine months ended September 30, 2010, the Company recognized one full year of option expense based on the vesting schedule of new options issued in August 2010; no new options were issued during the nine months ended September 30, 2011.

Professional fees. Professional fees increased by $42,480, or 18.2% to $275,731 for the nine months ended September 30, 2011 compared to $233,251 for the nine months ended September 30, 2010. The increase was primarily due to (i) higher legal fees related to Company operations and required filings as compared to 2010, and (ii) expenses in 2011 related to the Company’s transfer agent not previously incurred by the Company; prior to the expiration of the offering in 2010, these same expenses were paid for by the Company’s sponsor and not paid for by the Company, partially offset by (iii) a lower amount of fees related to the Company’s independent Sarbanes-Oxley consultant in 2011 as compared to 2010, (iv) a lower amount of fees related to the Company’s accountants in 2011 as compared to 2010, and (v) a higher level of legal expenses related to the default of an existing note receivable originated on September 30, 2008 as compared to 2010

Insurance. Insurance decreased by $4,580, or 3.0% to $147,492 for the nine months ended September 30, 2011 compared to $152,072 for the nine months ended September 30, 2010. The decrease was primarily due to the cancellation on one Company officer’s key man insurance policy in 2011; in 2010 this policy was still being maintained by the Company.

Asset management fees. Asset management fees decreased by $35,953, or 12.6% to $249,767 for the nine months ended September 30, 2011 compared to $285,720 for the nine months ended September 30, 2010. The decrease was primarily due to (i) the Company having one less real estate investment in 2011 as compared to 2010; during the nine months ended September 30, 2010 the Company sold one real estate investment; and (ii) the Company having two less real estate investments in 2011 as compared to 2010; during the nine months ended September 30, 2011 the Company sold two real estate investments that were owned during the nine months ended September 30, 2010.

General and administrative. General and administrative costs increased by $66,546, or 42.3% to $223,920 for the nine months ended September 30, 2011 as compared to $157,374 for the nine months ended September 30, 2010. The increase was primarily due to, (i) amortization expense related to legal fees and loan fees incurred on a new loan secured by an existing real estate investment that closed in August 2010; the Company did not incur any amortization expense prior to August 2010, and (ii) interest expense on a new loan secured by an existing real estate investment that closed in August 2010, partially offset by (iii) in 2010, the Company incurred legal expenses related to an arbitration proceeding related to a previously owned asset; in 2011 a settlement was reached with the claimants.

Dues and subscriptions. Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $44,092 or 41.4% to $62,494 for the nine months ended September 30, 2011 as compared to $106,586 for the nine months ended September 30, 2010. The decrease was primarily due to (i) a material renegotiation of an annual Company subscription in 2011; during 2010 the Company negotiated a fifty percent savings for the 2011 annual subscription period, and (ii) the cancellation of multiple annual Company subscriptions in 2011; in 2010 these subscriptions had not yet been terminated.

Director compensation. Director compensation decreased by $7,500, or 5.3% to $134,625 for the nine months ended September 30, 2011 compared to $142,125 for the nine months ended September 30, 2010. The decrease was primarily due to the Company holding fewer board and committee meetings in 2011 as compared to 2010.

Due diligence costs related to properties not acquired. Due diligence costs related to properties not acquired increased $32,537 or 83.9% to $71,317 for the nine months ended September 30, 2011 compared to $38,780 for the nine months ended September 30, 2010. The increase was primarily related to the Company incurring as higher a level of expenses related to the review of potential real estate investments in 2011 as compared to 2010.

Provision for income taxes. This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $36,633 in provision for income taxes for the nine months ended September 30, 2011 compared to $(14,637) for the nine months ended September 30, 2010. The Company anticipates a tax liability for the year ended December 31, 2011 based on the sale of two assets designated as held for sale as of December 31, 2010 and as such recognized a provision for income taxes of $36,633 for the nine months ended September 30, 2011. The Company’s provision for income taxes which was originally projected in December 2009 for the calendar year ended December 31, 2009 was revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. This credit was reflected during the nine months ended September 30, 2010.

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

Pursuant to the Advisory Agreement and the broker-dealer agreement, we were obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor was obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates incurred on our behalf organization and offering costs of $5.29 million through September 30, 2011. Such costs were only a liability to us to the extent the organization and offering costs did not exceed 12.34% of the gross proceeds of the offering. From commencement of our initial public offering through its termination on August 29, 2010, we sold 1,919,400 shares for gross offering proceeds of $18.23 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

From the 1,919,400 shares sold, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, we reimbursed in excess to the Advisor and its affiliates, approximately $381,000 which represents the amount of organizational and offering expenses over the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, states that the Advisor had 60 days from the end of the month in which the offering terminates to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The Advisor and its affiliates owed us approximately $381,000 on or before October 31, 2010.

 During the nine months ended September 30, 2011, we received from the Advisor and affiliated entities, approximately $93,390 which represented the remaining amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010. The Advisor originally owed the Company approximately $381,000 of which $288,000 had previously been paid. The Advisor is no longer in breach of contract with the Company with regards to the balance due.

Liquidity and Capital Resources

We broke escrow on our initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. Our offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share ended August 29, 2010. As of September 30, 2011, we had sold and accepted 1,919,400 shares of our common stock for $18,234,300 not including shares issued to the Sponsor and excluding vested restricted stock grants issued to certain officers and directors.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the nine months ended September 30, 2011.

As discussed further in Note 1 of the notes to condensed consolidated financial statements, as of September 30, 2011, the Company has limited liquidity and significant liabilities. As a result of these conditions management has taken steps to improve the Company’s liquidity and reduce Company liabilities by actively pursuing discussions with potential lending sources for land assets as the market for lending on unentitled and undeveloped land has become more available although the cost of funds could be prohibitive. The intent of the Company is to obtain new debt on real estate owned that is currently unencumbered. The Company is currently seeking approximately $3,000,000 in new funding from lending sources.

As of September 30, 2011, our liabilities totaled $2,118,752 and consisted of accounts payable and accrued liabilities, due to related parties, income taxes payable, interest on notes payable, and notes payable secured by Company assets. Of the $2,118,752 in total liabilities $2,118,752 are short term and $0 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that liquidity can be obtained through (i) sales of other Company assets, (ii) lending sources for land assets although the cost of such funds could be prohibitive in nature, and (iii) a recapitalization of us whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets. As a result of (i), (ii), and (iii) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), and (iii) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the nine months ended September 30, 2011 to the nine months ended September 30, 2010:

Cash From Operating Activities

As of September 30, 2011, we owned five real estate investments, none of which generates recurring income, and owned one real estate-related investment. Net cash used in operating activities for the nine months ended September 30, 2011 was $1,302,664 compared to $908,458 that was used in operating activities for the nine months ended September 30, 2010. Net cash used in operating activities increased in 2011 primarily as a result of (i) in 2011 the Company sold two real estate investments; in 2010 the Company sold one real estate investment, and (ii) a decrease in overall Company liabilities in 2011; in 2010 overall Company liabilities increased.

Cash From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was $5,107,930 compared to $980,868 that was provided by investing activities for the nine months ended September 30, 2010. Net cash provided by investing activities increased primarily as a result of (i) in 2011 the Company sold two real estate investments; in 2010 the Company sold one real estate investment, offset by (ii) in 2011 the Company made a smaller overall investment into real estate owned as compared to 2010.

Cash From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 was $3,208,416 compared to $185,070 that was used in financing activities for the nine months ended September 30, 2010. Net cash used in financing activities increased primarily as a result of (i) the Company made principal repayments on three secured notes payable in 2011, repaying two notes in full and making a partial principal pay down on a third secured note payable; in 2010 partial principal repayments were required in order to secure extensions on secured notes payable, (ii) the Company did not receive proceeds from the sale of common stock sold to subscribers in 2011; the offering closed August 29, 2010; in 2010 the Company received proceeds from the sale of common stock to subscribers, and (iii) the Company did not use restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owned real estate investment in 2011; in 2010 the Company used restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owed real estate investment.

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

As of September 30, 2011, we have raised $18,434,750 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets and operations, significantly reducing funds for future operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

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

Distributions

We have not paid any distributions as of September 30, 2011. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

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

For the nine months ended September 30, 2011 and September 30, 2010, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

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

For the nine months ended September 30, 2011, the Company incurred $249,767 in asset management fees earned by its Advisor. For the nine months ended September 30, 2010, the Company incurred $285,720 in asset management fees earned by its Advisor.

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

For the nine months ended September 30, 2011, the Company incurred $189,000 in disposition fees earned by its Advisor. For the nine months ended September 30, 2010, the Company incurred $66,953 in disposition fees earned by its Advisor.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the nine month period ended September 30, 2011 and for the year ended December 31, 2010.

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

The Company recognized impairment charges in the aggregate amount of $1,500,000 on two real estate investments during the nine months ended September 30, 2011. These two Company investments are known as the Desert Moon Estates Project, and the Tuscany Crest and Valley Project (the Tuscany Crest and Valley Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $500,000 and the Tuscany Crest and Valley Project recognized an impairment charge of $1,000,000. The Company recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments for the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Project, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley Properties). The Desert Moon Estates Project recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the notes to condensed consolidated financial statements) and, as of September 30, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

There was no loan loss provisions recorded for the three months ended September 30, 2011. The Company did recognize a loan loss provision of $356,796 during the three months ended March 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 in the accompanying condensed consolidated financial statements for additional information.

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

The Company’s effective tax rate was approximately (1.31%) and 23.1% for the three and nine month periods ended September, 2011 and the Company recorded an income tax expense of approximately $36,633. The Company’s effective rate differs from the U.S. federal statutory rate primarily due to the deferred tax asset valuation position and state tax.

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

As of September 30, 2011, based on the weight of available evidence, including cumulative losses in recent years, realization of deferred tax assets does not appear more likely than not. Therefore a full valuation allowance will continue to be applied against net deferred tax assets.

As December 31, 2010, the Company had not recorded any unrecognized tax benefit. The Company does not expect the unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the nine month period ended September 30, 2011.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($0 for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010, respectively) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($100 at September 30, 2011 and December 31, 2010, respectively). The net loss amounts the Company has previously reported are now presented as “Net loss attributable to Shopoff Properties Trust, Inc.” and, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests, previously classified as minority interest outside of stockholders’ equity. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because of the current stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of September 30, 2011, a 10% increase or decrease in interest rates would have no material effect on our interest income.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

Our offering terminated on August 29, 2010. We sold 1,919,400 shares of common stock in the Offering excluding shares purchased by our Sponsor and excluding vested restricted stock grants issued to certain officers and directors, raising gross proceeds of $18,234,300. From this amount, we have incurred approximately $5,286,000 in organization and offering costs (of which approximately $2,251,000 has been recorded in our financial statements). As of September 30, 2011, we had net offering proceeds from the Offering of approximately $17,564,000 which includes shares purchased by our Sponsor that did result in additional cash proceeds to the Company, the vesting of restricted stock grants and stock options issued to certain executive officers and directors that did not result in additional cash proceeds to the Company, and the reimbursement from our Advisor of organizational and offering expenses which did result in additional cash proceeds to the Company. We have used the net offering proceeds to purchase our interests in eight properties, three of which have been one hundred percent sold and one of which has been partially sold, and to originate three loans, (two of which we have obtained the underlying real estate which served as collateral for the loans), to pay $594,000 in acquisition or origination fees, $405,953 in disposition fees, and $774,798 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds (along with how we used cash from operating activities) for the nine months ended September 30, 2011, see our condensed consolidated statements of cash flows included in this report.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

Completion of Acquisition or Disposition of Assets

On November 18, 2011, SPT-Vantage Point, LLC, a Delaware limited liability company (“Buyer” and “Transferee”), closed on the purchase of real property consisting of a 47.9 acre parcel of land zoned commercial/retail and multi-family residential, which currently permits 306 residential units and 25 acres of retail land commonly known as “Vantage Point” located in the Town of Parker, Douglas County, Colorado (the “Vantage Point Property”).

The purchase was made pursuant to an Agreement to Purchase and Sell Interest In Contract to Buy and Sell Real Estate (the “Vantage Point Agreement”), dated September 7, 2011, by and between Buyer and Steven F. Dallman (“Seller” and “Transferor”).  Under the Vantage Point Agreement, Transferor agreed to sell to Transferee all of its rights and obligations under an existing real estate contract (a certain Contract to Buy and Sell Real Estate, dated June 14, 2011, as amended (the “Original Agreement”)), and an escrow agreement between Transferor and Lundieck Investments, Ltd.  This Vantage Point Agreement allows the Transferee to purchase the aforementioned Vantage Point property. The purchase price for the Vantage Point property is $4,900,000, comprised of $1,650,000 paid to the Seller and $3,250,000 to be paid to Lundieck Investments, Ltd. On October 21, 2011, Buyer and Seller executed a first amendment to the Vantage Point Agreement whose sole purpose was to extend the due diligence time frame for the Transferee. On October 28, 2011, Buyer and Seller executed a second amendment to the Vantage Point Agreement whose sole purpose was to provide for Buyer’s payment of the purchase price through a $1,100,100 Second Lien Promissory Note (defined below) and a second lien Deed of Trust. As part of the Original Agreement, Lundieck Investments, Ltd agreed to provide for Buyer’s payment of the purchase price through a $2,600,000 First Lien Promissory Note and Deed of Trust (defined below).

Shopoff Partners, L.P., an affiliate of Shopoff Properties Trust, Inc. (the “Company”), is a member and the manager of SPT-Vantage Point, LLC.  Shopoff Partners, L.P.’s ownership percentage of SPT-Vantage Point, LLC is dependent on the level of capital contributed to SPT-Vantage Point, LLC and is anticipated to change as the Company contemplates the use of additional joint venture partners to fund a majority of the cash required for this project.  Currently one such joint venture partner is an entity that is affiliated with the Company, Shopoff Advisors and the Sponsor.

Seller and Lundieck Investments, Ltd. are not affiliated with the Company or any of its affiliates.

The Company’s affiliated advisor, Shopoff Advisors, received an acquisition fee equal to 1% of the contract purchase price, or $49,000, upon consummation of the transaction.

In connection with the Vantage Point Agreement, Buyer executed two first lien promissory notes (the “First Lien Promissory Notes”) in favor of Lundieck Investments, Ltd which in aggregate total $2,600,000. One First Lien Promissory Note (the “Tracts A and B Promissory Note”), is in the amount of $1,405,560.  The second First Lien Promissory Note (the “Tracts C and D Promissory Note”) is in the amount of $1,194,440. Interest on both First Lien Promissory Notes accrues on the principal outstanding from the date of the First Lien Promissory Note at a rate of five and one-half percent (5.50%) per annum with interest paid semi-annually on the semi-annual and annual anniversary dates of the First Lien Promissory Notes. Buyer agrees to pay a principal pay down of $135,150 on the first through fifth anniversary dates of the First Lien Promissory Note for the Tract A and B Promissory Note. Buyer agrees to pay a principal pay down of $114,850 on the first through fifth anniversary dates of the Note for the Tract C and D First Lien Promissory Note. On the maturity date of the two First Lien Promissory Notes, November 14, 2017, the entire outstanding principal balance and all unpaid interest on the two First Lien Promissory Notes will be due and payable in full. The two First Lien Promissory Notes are secured by two first lien Deeds of Trust which encumber separate portions of the Vantage Point property. Buyer may prepay in whole or in part the principal amount outstanding under the two First Lien Promissory Notes, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Lundieck Investments, Ltd, without penalty or premium.

If Buyer fails to pay any installment of principal or interest when due, Buyer will be considered in default and the First Lien Promissory Note will thereafter bear interest at the rate of twelve percent (12%) per annum.

In connection with the Vantage Point Agreement, Buyer also executed a $1,100,100 second lien promissory note (the “Second Lien Promissory Note”) in favor of Seller. Interest on the Second Lien Promissory Note will accrue on the principal outstanding from the date of the Second Lien Promissory Note at a rate of six percent (6.00%) per annum for the first ninety days of the note term and at nine percent (9.00%) thereafter. On the maturity date of the Second Lien Promissory Note, 180 days from the close of escrow, the entire outstanding principal balance and all unpaid interest on the Second Lien Promissory Note will be due and payable in full. The Second Lien Promissory Note is secured by a second lien Deed of Trust which encumbers the entire Vantage Point property. Buyer may prepay in whole or in part the principal amount outstanding under the Second Lien Promissory Note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Seller, without penalty or premium.

If Buyer fails to pay any installment of principal or interest when due, Buyer will be considered in default and the principal and all accrued interest will thereafter bear interest at the rate of eighteen percent (18%) per annum until paid in full.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth immediately above under “—Completion of Acquisition or Disposition of Assets” is incorporated by reference here.

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