Form 10-K
period 2011-12-31
Shopoff Properties Trust, Inc.
filed 2012-04-06
CIK 1382134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

___________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

From the transition period from ___________to___________

Commission File Number: 333-139042

SHOPOFF PROPERTIES TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-5882165
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification No.)

2 Park Plaza Suite 700	92614
Irvine, California	(Zip Code)
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

Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the sales price of $9.50 per share (the price at which the common equity was last sold), was $18,234,300.

As of April 6, 2012, there were 2,071,600 outstanding shares of common stock of the Registrant.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	39
Item 4	Mine Safety Disclosures	40

PART II

Item 5.	Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item 6.	Selected Financial Data	43
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes In and Disagreements With Accountants on Accounting Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions and Director Independence	64
Item 14.	Principal Accounting Fees and Services	64

PART IV

Item 15.	Exhibits, Financial Statement Schedules	65

Signatures		71
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

Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	Changes in economic conditions generally and the real estate market specifically.

•	Legislative/regulatory changes, including changes to laws governing the taxation of REITs.

•	Availability of capital.

•	Interest rates.

•	Our ability to service our debt.

•	Competition.

•	Supply and demand for undeveloped land and other real estate in our current and proposed market areas.

•	The prospect of a continuing relationship with Shopoff Advisors.

•	Changes in accounting principles generally accepted in the United States of America.

•	Policies and guidelines applicable to REITs.

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

ITEM 1. BUSINESS

General

Shopoff Properties Trust, Inc., or the “Trust”, was incorporated on November 16, 2006 under the laws of the state of Maryland. The Trust intends to elect to be treated as a real estate investment trust, or “REIT” for federal income tax purposes for the taxable year ended December 31, 2012. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as the “we”, “us”, and “our”.

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

On August 29, 2007, we launched our initial public offering of a minimum of 2,000,000 shares and a maximum of 20,100,000 shares of common stock upon retaining Shopoff Securities Inc., an affiliate of the Advisor, or Shopoff Securities, to serve as the sole broker-dealer marketing our shares during the offering. Our initial public offering ended August 29, 2010 and on August 30, 2010, we filed Post Effective Amendment No. 7 to Form S-11 registration statement under the Securities Act of 1933 to terminate the initial public offering and to deregister 18,180,600 shares remaining unsold from our initial public offering of common stock. On September 7, 2010 the SEC declared effective our Post Effective Amendment No. 7. In the public offering we sold a total of 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor and excluding shares of vested restricted stock issued to certain directors and executive officers of the Trust. On November 18, 2011, we issued an additional 61,100 shares of our common stock to certain accredited investors in a private placement as part of the consideration for the acquisition of land.

As of December 31, 2011, the Company owned one hundred percent of five properties and a portion of a sixth property:

•	A final plat of seven hundred and thirty nine residential lots on a total of two hundred acres of unimproved land in the Town of Buckeye, Maricopa County, Arizona purchased for $3,000,000. The Company owns one hundred percent of this property.
•	Approximately one hundred eighteen acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California, acquired via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under a secured promissory note owned by the Company. The tax basis of the one hundred eighteen acres of vacant and unentitled land when acquired was $2,152,210. The Company owns one hundred percent of this property.

•	Approximately 6.11 acres of vacant and unentitled land located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California also acquired via a Settlement Agreement with Springbrook, in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under a second, separate secured promissory note owned by the Company. The tax basis of the 6.11 acres of vacant and unentitled land when acquired was $472,436. The Company owns one hundred percent of this property.
•	Three hundred and fifty five entitled but unimproved residential lots and two commercial lots located in the City of Lake Elsinore, California purchased as part of a larger original transaction with an overall purchase price of $9,600,000. The three hundred and fifty five entitled but unimproved residential lots and two commercial lots have an allocated basis of $4,430,000. The Company owns one hundred percent of this property.
•	Four hundred acres of unentitled and unimproved land located in the City of Chino Hills, California purchased as part of a larger transaction with an overall purchase price of $9,600,000. The four hundred acres have an allocated basis of $3,270,000. The Company owns one hundred percent of this property.
•	A 47.9 acre parcel of unimproved land zoned commercial/retail and multi-family residential, which currently permits 306 residential units and 25 acres of retail land located in the Town of Parker, Douglas County, Colorado purchased for $4,900,000. The Company owns a portion of this property through a specific purpose limited liability company with an affiliate of the Advisor.

Through December 31, 2011, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. of which one loan, the $600,000 secured loan to Mesquite Venture I, LLC, was outstanding as of December 31, 2011.

Our headquarters are located at 2 Park Plaza Suite 700, Irvine, California 92614. Our telephone number is (877) TSG-REIT. Our web site is www.shopoff.com.

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

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the recent real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This changed the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removed much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005 – 2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term, although we feel that prices have found support in some of our target markets.  We have seen pricing increase substantially from the lows of the past few years, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long-term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan has been to be in a position to capitalize on these opportunities for capital appreciation.

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

We are not specifically limited in the number or size of properties we may acquire. We generally do not intend to invest more than 20% of the funds raised in our offering in any one property, although we may do so with the approval of a majority of our board of directors. The number and mix of properties we acquire depends upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and the funds available for such acquisitions. The sheltering from tax of income from other sources is not our objective.

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

Tax Policy

We plan to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2012.

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

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate.

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

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available via a link to http:/ /www.sec.gov on our website at www.shopoffpropertiestrust.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. We maintain our own website and have an address and telephone number separate from the Advisor. Our Advisor’s principal executive offices are located at 2 Park Plaza Suite 700, Irvine, California 92614 and its telephone number is (877) 874-7348.

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

Risks Related to Our Business

At the close of our offering we had raised $18,434,750 in common stock sales including shares issued to our Sponsor. We have invested a majority of these funds in real estate and real estate related investments, significantly reducing funds available for operations. Unless we can generate additional cash flow, we may not be able to meet our liquidity requirements successfully.

We intend to create and preserve cash flow from the restructuring of due dates on existing loans, securing appropriate longer-term debt, or funding via joint venture relationships with real estate private equity firms and hedge funds that have an interest in our investment space; such firms would purchase a portion of existing Company real estate assets in exchange for cash. Although we cannot predict our level of success or timing from these endeavors at this time, these conditions raise concerns about our ability to continue to meet our liquidity requirements for the foreseeable future. Management believes that (i) an extension of the maturity date of the Desert Moon Estates Company note payable is possible as the lender has extended the maturity date of this note on two previous occasions (see Note 5 of the notes to consolidated financial statements), (ii) an extension of the maturity date of the second lien on the Vantage Point property is possible as management successfully negotiated with the lender during the Company’s acquisition of the Vantage Point property, (iii) lending sources for land assets have become more available although the cost of funds could be high, and (iv) a recapitalization whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the near future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations. See Note 1 of the notes to consolidated financial statements.

We and the Advisor are relatively new companies with relatively limited operating histories, and we may not be able to operate successfully.

We and the Advisor were formed in 2006 and solely in connection with our public offering. Accordingly we have relatively limited operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by the Sponsor to predict our future results. Additionally, ours is the only public company that our officers, the Advisor, our other affiliates or their respective employees have operated and is the only entity we have operated which has elected to be taxed as a REIT. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages as an active company. To be successful, we must, among other things:

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

The past performance of investment programs sponsored by the Sponsor may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders depend in part on the mix of products in which we invest, the stage of investment and our place in the capital structure for our investments. Our portfolio may or may not mirror in any way the portfolios of the prior programs sponsored by the Sponsor, and accordingly returns to our stockholders will vary from those generated by such programs. While the Sponsor has experience in managing real estate portfolios, the Sponsor, the Advisor, and its affiliates have much more limited experience in operating a REIT or a publicly-offered investment program. As a result of all these factors, you should not assume that you will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by the Sponsor and its affiliates.

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

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions, if any, to our stockholders and reduce the return on your investment.

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

We acquire, entitle and hold properties as long-term investments. Accordingly, you may not realize a return on your investment for years, if at all.

Our business strategy is primarily to acquire, entitle and hold vacant undeveloped real estate. While we may on occasion invest in properties that produce operating income, the majority of our properties do not produce income and, accordingly, distributions to stockholders are expected to be made at the time when our undeveloped properties are sold or refinanced. The entitlement process may take two or more years and we may continue to hold the property after the entitlements are completed, depending upon market conditions. Accordingly, it will be a period of years before you earn any return on your investment, if at all.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel, including William A. Shopoff, Edward Fitzpatrick, Kevin Bridges and Tim McSunas, each of whom would be difficult to replace. None of our key personnel are currently subject to employment agreements with us. Although we purchased key man life insurance to cover transition and replacement costs for certain of our key executive officers, if any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability, and the ability of the Advisor, to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we or the Advisor will be successful in attracting and retaining such personnel.

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

Depressed real estate prices in the markets in which we own and intend to acquire the majority of our properties may adversely impact our business.

The severe economic downturn has disproportionately impacted real estate prices in the states of Arizona, California, Colorado and Nevada where we have acquired our real estate assets and made real estate related investments.  While the depressed real estate prices and excess inventories resulting from this downturn may represent greater opportunities for us to acquire real estate assets at a reduced cost compared to historical values, it may also mean that we may have to hold our real estate assets and real estate-related investments for a longer period of time or sell or otherwise dispose of our real estate assets and real estate-related investments at a loss, in order to attain our investment objectives, both long and short term, which may adversely affect our net income, capital and business, generally, as well as your investment.

Difficult conditions in the financial markets and the economy generally have made raising capital more difficult for us and may make the successful implementation of our business plan more difficult.

Although there are indications that an economic recovery in the United States is underway, the nature of the recovery in the economic, credit and financial markets remains uncertain, and there can be no assurance that market conditions will continue to improve in the near future or that our results will not continue to be materially and adversely affected. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to the capital we need to grow our business and successfully implement our business plan.  We raised approximately $18 million in our $200 million initial public offering, which ended August 29, 2010. We currently have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the types of investments we have made. Your investment in our shares is subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being significantly affected by the performance of any one of our investments will increase.

There is currently no public market for our shares of common stock. Therefore, it will likely be difficult for you to sell your shares and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid.

There currently is no public market for our shares of common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit your ability to sell your shares. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. This may be the result, in part, of the fact that available funds have been reduced to pay organizational and offering expenses and acquisition and advisory fees and other expenses. Unless our aggregate investments increase in value to compensate for up front fees and expenses, which may not occur, it is unlikely that you will be able to sell your shares without incurring a substantial loss. We cannot assure you that your shares will ever appreciate in value to equal the price you paid for your shares. Shares in our initial public offering were sold at $9.50 per share. On February 20, 2012, the Company’s board of directors approved a basic estimated value per share of the Company’s common stock of $6.56 and a fully diluted estimated value per share of the Company’s common stock of $6.24. Our stockholders should consider the purchase of our shares of common stock as an illiquid and long-term investment. You must be prepared to hold your shares for an indefinite length of time.

The estimated per share value of our common stock determined by our board of directors is subject to certain limitations and qualifications and may not reflect the amount an investor would obtain if such investor tried to sell his/her/its shares or if we liquidated our assets.

On February 20, 2012, our board of directors approved a basic estimated value per share of the Company’s common stock of $6.56 and a fully diluted estimated value per share of the Company’s common stock of $6.24. The valuation methodology was based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. Accordingly, with respect to the estimated value per share, the Company can give no assurance that (i) a stockholder would be able to resell his or her shares at this estimated value; (ii) a stockholder would ultimately realize distributions per share equal to the Company’s estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company; (iii) the Company’s shares of common stock would trade at the estimated value per share on a national securities exchange; (iv) an independent third-party appraiser or other third-party valuation firm would agree with the Company’s estimated value per share; or (v) the methodology used to estimate the Company’s value per share would be acceptable to the Financial Industry Regulatory Authority or for compliance with Employee Retirement Income Security Act reporting requirements. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.

Our shareholders will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of projects prior to investment.

Our shareholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real estate and real estate-related investments. You must rely on the investment committee of the Advisor to evaluate our investment opportunities, and the investment committee of the Advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure you that acquisitions of real estate or real estate-related investments made by the Advisor will produce a return on our investment or will generate any operating cash flow to enable us to make distributions to our stockholders.

As we were unable to raise substantial funds in our offering, we are limited in the number and type of investments we may make, which will result in a less diversified portfolio.

As we were unable to raise substantially more than the minimum offering amount, we have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we have made. Your investment in our shares is subject to greater risk as we lack a diversified portfolio of investments. Due to our lack of a diversified portfolio of investments, the likelihood of our profitability being significantly affected by the performance of any one of our investments has increased. In addition, as we were unable to raise substantially more than the minimum offering amount, the value of your shares have declined, because the payment of fees and expenses to the Advisor and its affiliates, and the operating expenses of the REIT have absorbed a greater percentage of the aggregate amount of funds raised, resulting in a lower amount of funds remaining for investments in real estate.

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

Some states’ securities laws may limit secondary trading of our common stock, which may restrict the states in which you can sell your shares.

Our shares are not registered in all states and U.S. territories. You may not be able to resell the shares in certain states and U.S. territories unless the shares of our common stock are registered under the applicable securities laws of the jurisdiction or there is confirmation that an exemption from registration is available for secondary trading in such jurisdiction. If we are not registered or qualified or subject to an exemption for the secondary trading of, our common stock in any particular jurisdiction, the shares of common stock could not be offered or sold to, or purchased by, a resident of that jurisdiction. In addition, resales of shares registered under the securities laws of the State of California are subject to the approval of the California Commissioner of Corporations, subject to certain exceptions.

Risks Related to Investments in Real Estate

Uncertainties in the entitlement process may result in increased costs and risks of ownership of the properties.

We have invested a substantial portion of the proceeds available for investment in undeveloped real estate and in the entitlement of such real estate. For those properties, we are subject to risks relating to uncertainties associated with entitlements, environmental risks, and other mandates/concerns of governmental entities and/or community groups and our ability to control entitlement costs and/or to develop the land in conformity with plans, specifications and timetables. While we generally expect at least a 2-year entitlement process for the undeveloped real estate properties we acquire, delays in completion of the entitlement process beyond the expected time period could result in increased costs of a project and/or loss of our investment. Furthermore, we must rely upon projections of expenses and estimates of the fair market value of property upon completion of the entitlement process when determining a price to be paid for the property at the time of its acquisition. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

Because we own undeveloped real estate, partially improved residential and commercial properties, and real estate-related investments, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of remediation of hazardous or toxic substances on, under or in such property. The costs of remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury and/or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws and/or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, and/or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to you. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to sell a property, or to use the property as collateral for borrowing.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and/or enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return (if any) on your investment.

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

If we make real estate-related investments, we will be at risk of a loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate levels, and other economic and liability risks associated with real estate. We do not know whether the values of the property securing any real estate-related investments we may acquire will remain at the levels existing on the dates we initially make such investment. If the values of the underlying properties decline, our risk will increase and the values of our interests may decrease.

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

We have made investments with both the net proceeds from our offering and debt. In addition, we have incurred mortgage debt by obtaining loans secured by some or all of our real estate. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

The tightening of the credit markets in Arizona, California, Hawaii, Nevada, and Texas, which may continue for an indefinite period of time, may make it increasingly difficult for us to secure financing at reasonable rates or at all, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, and adversely affect your investment.

Due to the collapse of the residential sub-prime mortgage market and the resulting credit crisis, the subsequent increased scrutiny of the lending industry by government regulators, and the resulting abundance of caution by lenders in evaluating and underwriting new transactions, there has been a significant tightening of the credit markets in Arizona, California, Hawaii, Nevada, and Texas, where we have acquired the majority of our real estate assets and real estate-related investments. The tightening in these credit markets, which may continue for an indefinite period of time, may make it increasingly difficult for us to secure mortgage debt at reasonable rates or at all, limiting the mortgage debt on real estate properties we wish to acquire, and even reducing the number of properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance, our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we run the risk of being unable to refinance the entire outstanding loan balance or being subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce any income from those properties and reduce cash available for distribution, which may adversely affect your investment.

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

Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:

•	Number of Directors, Board Vacancies, Term of Office. Under certain amendments to our charter which became effective at such time as a class of our equity securities was registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act (which occurred upon completion of our initial public offering), we have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum.

•	Classified Board. Under our charter, we have a classified board serving staggered, five-year terms, which may lengthen the time required to gain control of our board of directors.

•	Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

•	Exclusive Authority of our Board to Amend the Bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•	Preferred Stock. Under our charter, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

•	Duties of Directors with Respect to Unsolicited Takeovers Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership Limit. In order to preserve our status as a REIT under the Code once such status is obtained, our charter generally prohibits any person, from beneficially or constructively owning more than 9.8% in value or in number of shares (whichever is more restrictive) of the aggregate of our outstanding common stock or more than 9.8% of the aggregate of our outstanding shares of capital stock unless our board of directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuance of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our board of directors has adopted a resolution exempting only transactions between us and our affiliates from this statute. Therefore, the provisions of the Maryland Business Combination Act are applicable to business combinations between our company and persons other than our affiliates.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

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

Affiliates of the Advisor have approximately 20 existing programs with investment objectives and strategies similar to ours (“Shopoff Programs”), and such affiliates may sponsor or advise other similar programs in the future. These existing and future programs may own properties located in geographical areas in which we may acquire properties. Therefore, we may compete with affiliates of the Advisor in the purchase of properties.

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

In the event that we enter into a joint venture with any other program sponsored or advised by the Advisor or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Shopoff Programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of our properties in the future. In addition, in the event that we are not listed on a securities exchange, by August 29, 2017, our organizational documents provide for an orderly liquidation of our assets upon the affirmative vote of our stockholders. In the event of such liquidation, any joint venture between us and another Shopoff Programs may be required to sell its properties at such time. Our joint venture partners may not desire to sell the properties at that time. Joint ventures between us and other Shopoff Programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to you. Joint ventures with other Shopoff programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described above.

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

The REIT qualification requirements are complex and there is only limited guidance available regarding the interpretation of those requirements. We are a newer entity, and our Sponsor and Advisor do not have experience operating a REIT. These factors may increase the likelihood that we will fail to meet on a continuing basis one or more of the REIT qualification requirements.

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

Tax legislation enacted in 2003 reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15%. This favorable tax rate was scheduled to terminate at the end of 2010. The rate was subsequently extended to the end of 2012. It is uncertain whether this favorable tax rate will be continued beyond its scheduled expiration date. Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to certain non-REIT corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

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

In the event that any transaction between us and our TRSs is not conducted on an arm’s-length basis, we could be subject to a 100% excise tax on such transactions. We believe that all such transactions will be conducted on an arm’s-length basis, but there can be no assurance that the Internal Revenue Service will not successfully contest the arm’s-length nature of such transactions or that we will be otherwise able to avoid the 100% excise tax. Any such tax could adversely affect our overall profitability and the amounts of distributions to our stockholders.

We may be required to pay a penalty or may not qualify as a REIT if the value of our taxable REIT subsidiaries exceeds 25% of the value of our total assets at the close of any calendar quarter.

To qualify as a REIT, not more than 25% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter (subject to a 30-day “cure” period following the close of the quarter). We will monitor the value of our investment in our TRSs in relation to our other assets to comply with the test. There cannot be complete assurance that we will be successful in that effort. Although we will seek to be prudent in valuing our investment in our TRSs and our other assets, there can be no assurance that the Internal Revenue Service will not disagree with those determinations. In the event of a more than de minimis failure of the test, we will not lose our REIT status as long as (i) the failure was due to reasonable cause and not to willful neglect, (ii) we dispose of the assets causing the failure or otherwise comply with the test within six months after the last day of the applicable quarter in which we identify such failure, and (iii) we pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which we failed to satisfy the test. If there is a more than de minimis failure of the test and we do not satisfy the requirements described in the preceding sentence, we would lose our REIT status.

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

We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of the Operating Partnership or an underlying property owner could also threaten our ability to maintain REIT status.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

As of December 31, 2011, we owned one hundred percent of five properties and owned a portion of a sixth property, and have made three real estate-related investments, one of which is outstanding as of December 31, 2011. A description of our activities with respect to real property and real estate-related investments is presented below:

Underwood Project

On May 19, 2009, our affiliate, SPT Lake Elsinore Holding Co. LLC, closed on the purchase of real property constituting 543 single family residential lots, a 9.4 acre park and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the “Underwood Project.” The purchase price was $1,650,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated May 13, 2009 by and between SPT Lake Elsinore Holding Co. LLC as buyer, and U.S. Bank National Association, as seller. U.S. Bank National Association is not affiliated with the Company or any of its affiliates.

On August 31, 2010, SPT-Lake Elsinore Holding Co., LLC (“Borrower”) closed a closed a secured loan from Cardinal Investment Properties – Underwood, L.P. (“Lender”). The loan amount was $1,000,000 and was made pursuant to a loan agreement between SPT-Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Underwood, L.P. dated August 30, 2010. Cardinal Investment Properties – Underwood, L.P. is not affiliated with the Company or any of its affiliates.

The loan bore interest at a rate of twelve percent per annum, and had a maturity date in twenty-four months at which time all accrued and unpaid interest and principal was due in full. A non-refundable interest payment equal to the first year’s interest for the loan was prepaid out of the loan amount of the initial loan funding in the amount of $120,000. Thereafter, interest was due and payable quarterly, commencing on the date that was three months after the one-year anniversary of the disbursement date. An initial loan fee of five percent of the Loan amount, or $50,000, was payable to Lender upon the earliest to occur of (i) full repayment of the loan, (ii) a default by the Borrower under the loan, or (iii) the first anniversary date of the Loan.  Borrower could extend the loan for up to two additional periods of six months, provided (i) Borrower was not in default at the time of the extension, (ii) Borrower gave written notice to Lender of its intent to extend no less than ten days prior to the then-current maturity date, (iii) Borrower made payment to Lender of a two percent loan extension fee, based on the then-outstanding loan balance, and (iv) Borrower made payment to Lender of any unpaid interest accrued under the loan. Interest accruing under the loan during an extension period shall be paid monthly in arrears.

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

As undeveloped land, the Underwood Project was not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

On May 10, 2011, SPT-Lake Elsinore Holding Co., LLC, as seller, sold the Underwood Project to CV Communities, LLC, a Delaware limited liability company, as buyer, 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the Underwood Project. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated March 10, 2011, as amended. The sales price was $4,500,000 in cash and SPT-Lake Elsinore Holding Co., LLC recognized a gain on the sale of this asset of approximately $2,401,000.

The sale provided liquidity to the Company in addition to paying off the $1,000,000 loan made to SPT-Lake Elsinore Holding Co., LLC by Cardinal Investment Properties – Underwood, LP, thereby reducing the Company’s overall liabilities.

Desert Moon Estates Property

On July 31, 2009, our affiliate, SPT AZ Land Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of our Operating Partnership, closed on the purchase of real property consisting of a final plat of 739 single family residential lots on a total of 200 acres of unimproved land commonly known as “Desert Moon Estates” located in the Town of Buckeye, Maricopa County, Arizona (the “Desert Moon Estates Property”). The purchase price was $3,000,000. The purchase was made pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated June 29, 2009 (the “Desert Moon Purchase Agreement”), by and between SPT AZ Holdings, LLC and AZPro Developments, Inc., an Arizona corporation. On July 28, 2009, SPT AZ Holdings, LLC and AZPro Developments, Inc. executed a First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions modifying the terms of the original Desert Moon Purchase Agreement to provide for SPT AZ Holdings, LLC’s payment of the purchase price through a $2,000,000 Secured Promissory Note and Deed of Trust with Assignment of Rents.

In connection with the Desert Moon Purchase Agreement, SPT AZ Holdings, LLC executed a $2,000,000 Secured Promissory Note (the “Desert Moon Promissory Note”) in favor of AZPro Developments, Inc. Interest on the Desert Moon Promissory Note will accrue on the principal outstanding from the date of the Desert Moon Promissory Note at a rate of six percent (6.00%) per annum. Payments of interest only will be made quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the maturity date of the Desert Moon Promissory Note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on the Desert Moon Promissory Note will be due and payable in full. The Desert Moon Promissory Note is secured by a Deed of Trust with Assignment of Rents which encumbers the Desert Moon Estates Property. SPT AZ Holdings, LLC may prepay in whole or in part the principal amount outstanding under the Desert Moon Promissory Note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to AZPro Developments, Inc., without penalty or premium.

If SPT AZ Holdings, LLC fails to pay any installment of interest by the fifth day of each calendar quarter, AZPro Developments, Inc. has the right to assess a late fee equal to 10% of the amount that is delinquent and the interest rate on the entire principal amount outstanding will adjust to 12% per annum from the date the delinquent payment was first due until the delinquent payment has been made. Similar penalties apply if the principal is not paid upon the maturity date.

On March 11, 2010, AZPro Developments, Inc. and SPT AZ Holdings, LLC executed a First Amendment to Secured Promissory Note which extended the current maturity date of the Desert Moon Promissory Note to July, 31, 2011 provided SPT AZ Holdings, LLC had made a principal reduction of $500,000 on or before the current maturity date of July 31, 2010 and all property taxes and CFD bond payments on the property are current. Additionally, SPT AZ Holdings, LLC agreed to a two percent increase in the original interest rate beginning on the original maturity date of July 31, 2010. The $500,000 principal pay down date of July 31, 2010 was extended to August 31, 2010. SPT AZ Holdings, LLC paid the principal pay down of $500,000 on September 2, 2010.

On July 31, 2011, AZPro Developments, Inc. and SPT AZ Holdings, LLC, executed an additional extension on the existing $2,000,000 secured promissory note as previously amended with AZPro Developments, Inc. A one year extension of the maturity date was granted to SPT AZ Holdings, LLC by AZPro Developments, Inc. in exchange for a principal pay down of $300,000 on or before the current maturity date of July 31, 2011. In addition to the principal pay down of $300,000 on or before the current maturity date of July 31, 2011, SPT AZ Holdings, LLC agreed to pay current, all project taxes including any special assessments. All other terms of the Desert Moon Promissory Note as amended remained unchanged. SPT AZ Holdings, LLC made the principal payment of $300,000 on August 5, 2011.

On January 13, 2011, the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on December 1, 2010. On February 25, 2011, the Company received a Notice of Sale of Real Estate for Delinquent Special Assessment from the Watson Road Community Facilities District. Management paid this past due special assessment on March 29, 2011 and the City of Buckeye subsequently informed management that the Desert Moon Estates Property was in current status.

As undeveloped land, the Desert Moon Estates Property is not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

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

The Meadowbrook Project and the Coffman Project are, collectively, the “Springbrook Properties.”

The making of the loans to Aware was a related party transaction in that, immediately prior to the loans being made, Aware purchased from Vineyard Bank two loans made by Vineyard Bank (the “Vineyard Loans”) to our affiliate Springbrook Investments, L.P. (“Springbrook”) whose general partner is a California corporation wholly owned by The Shopoff Revocable Trust dated August 12, 2004 (“Shopoff Trust”). William Shopoff is a co-trustee of the Shopoff Trust.

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

The Coffman Project is part of a proposed annexation, led by the City of Lake Elsinore, of a larger area of properties into the City of Lake Elsinore. The annexation is anticipated to occur concurrently with the update of the City of Lake Elsinore’s General Plan and Environmental Report (the “General Plan”). This update to the General Plan will provide for a change to the zoning of the property from commercial-industrial to multi-family/high-density residential development, allowing up to 18 units per acre. The annexation is anticipated to be completed in 2012, although the City of Lake Elsinore has not committed to a completion date for the annexation. Projects with which the Coffman Project may compete include a 126-unit multi-family project proposed by MBK Homes near the Coffman Project. Timing for the MBK Homes project is unknown.

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

     The purchase of the Lake Elsinore Property and the Chino Hills Property was made pursuant to a series of purchase agreements and amendments thereto that were entered into by the parties over the course of more than twelve months between September 30, 2008 and November 5, 2009 (collectively, the “Tuscany Valley Purchase Agreement”), by and between our Advisor and TSG Little Valley L. P., a California limited partnership (“Little Valley”).

     Pursuant to the Tuscany Valley Purchase Agreement, Little Valley agreed to sell and our Advisor agreed to buy, 163 entitled but unimproved residential lots located in the City of Lake Elsinore, California. The contract purchase price was $4,890,000. On September 3, 2009, the Tuscany Valley Purchase Agreement was amended as follows: (a) SPTLE agreed to purchase additional property from Little Valley consisting of 356 entitled but unimproved, residential lots and 2 commercial lots located in the City of Lake Elsinore, California and 400 acres of unentitled and unimproved land located in the City of Chino Hills, California, (b) the purchase price was increased to $9,600,000 from $4,890,000, (c) the nonrefundable deposit requirement was increased to $2,000,000 from $1,000,000, and (d) the escrow closing date was amended to on or before November 30, 2009. In addition, ourAdvisor assigned all of its rights, title and interest in the Tuscany Valley Purchase Agreement to SPTLE.

     Of the total purchase price, $2,900,000 was paid by SPTLE’s execution and delivery of (a) an all-inclusive purchase money note secured by deed of trust (“Tuscany Promissory Note”) in favor of Little Valley, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by SPTLE in favor of Little Valley, as beneficiary therein, securing the Tuscany Promissory Note. The Tuscany Promissory Note bore interest at a rate of twelve percent per annum, and was payable in full on November 6, 2010. No payments were due during the term of the Tuscany Promissory Note. The Tuscany Promissory Note included the unpaid balance of another promissory note made on April 3, 2006, in the original principal amount of $2,000,000, payable by Seller to 1st Centennial Bank (the “Included Note”). The Included Note was secured by a deed of trust encumbering a portion of the Lake Elsinore Property. The outstanding principal balance on the Included Note as of November 3, 2009 was approximately $1,750,000. The current payee under the Included Note was Multibank 2009-1 CRE Venture, LLC.

     Even though the Tuscany Promissory Note was all-inclusive, if Little Valley failed to pay any installments when due upon the Included Note, SPTLE had retained the right to make such payments directly to payee of the Included Note, and the amount so paid shall be credited against the next following installment or installments due under the Tuscany Promissory Note. If SPTLE failed to make any payment when required under the Tuscany Promissory Note, Little Valley had the option to immediately declare all sums due and owing under the Tuscany Promissory Note.

On March 5, 2010, Little Valley and SPTLE executed a First Amendment to Secured Promissory Note which extended the current maturity date of the Tuscany Promissory Note to November, 6, 2011 provided SPTLE had made a principal reduction of at least $500,000 on or before the current maturity date of November 6, 2010. Additionally, SPTLE agreed to a two percent increase in the original interest rate beginning on the original maturity date of November 6, 2010. As of December 31, 2010, a principal pay down of $991,584 had been made on the Tuscany Promissory Note.

On October 26, 2010, SPTLE deeded the Chino Hills Property to a newly created limited liability company, SPT – Chino Hills, LLC which is 100% owned by the Operating Partnership and therefore its accounts are consolidated in the Company’s financial statements. The purpose of this transfer was to remove from SPTLE property that was not located in the Lake Elsinore California submarket.

On November 10, 2010, the Company received a Notice of Default And Election To Sell Under Deed of Trust (or “Notice”) from First American Title Insurance Company. This Notice was received when Little Valley failed to pay the outstanding principal balance to Multibank 2009-1 CRE Venture, LLC, the current payee (“Lender”) under the Included Note. Prior to receiving this Notice, representatives of Little Valley had been in discussions and ongoing negotiations with Lender regarding the Included Note with the intent of renegotiating the terms of or reaching a settlement on the Included Note. These discussions and ongoing negotiations were unsuccessful and Little Valley and the Company received the Notice. The Company, when it purchased the Tuscany Valley properties in November 2009, took ownership through a seller financed all-inclusive promissory note and deed of trust in favor of Little Valley that included the Lender note. The Company did not received a formal demand from Little Valley for payment to Lender. If Little Valley or the Company had failed to reach a resolution with Lender, the Company could have lost a portion of the Tuscany Valley properties (approximately 163 of the 519 lots). Management was in discussions with Little Valley regarding the Notice and believed that a satisfactory resolution would be reached prior to the completion of the foreclosure process, which was a minimum of 120 days from Notice recordation, or November 5, 2010. After January 30, 2011, Lender had the right to file a Notice of Sale.

On April 28, 2011, upon a request from Little Valley, the Company made a $100,000 interest payment to Little Valley.

On May 12, 2011, the Company paid all outstanding principal and interest due on the Tuscany Valley properties note payable to Little Valley, (to and including the Included Note), and in return for payment, a full release and reconveyance was executed by Little Valley, and documentation was received from the Lender confirming payoff of the Included Note.

On May 13, 2011, SPTLE, as seller, sold to Richland Communities Inc, a Florida corporation, as buyer, the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 entitled but unimproved residential lots and 2 commercial lots), commonly referred to as tract 25473 located in the City of Lake Elsinore, California. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated March 23, 2011, as amended. The sales price was $1,800,000 in cash and SPTLE recognized a loss on the sale of this asset of approximately $21,500.

This sale provided liquidity to the Company which was used with other cash to pay outstanding Company liabilities including the payoff of an existing Company notes payable in the approximate principal amount of $1,908,000, thereby reducing the Company’s overall liabilities.

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner o f Little Valley, is a shareholder of the Company with ownership of 11,000 shares as of December 31, 2011, which represents approximately 0.53% of our total shares outstanding including 21,100 shares purchased by our sponsor, 70,000 vested restricted stock grants issued to our officers and directors, and 61,100 shares of our common stock issued to certain accredited investors in a private placement as part of the consideration for the acquisition of land.

Thru June 30, 2011, Little Valley was a shareholder of the Company with ownership of 14,900 shares, which represented approximately 0.74% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors. In August 2011, Little Valley distributed its 14,900 shares to a limited partner and as of December 31, 2011, no longer had any ownership in the Company.

As undeveloped land, the Tuscany Valley properties are not income-producing properties. The purchase was made based upon the anticipated capital appreciation of the property.

See Note 9 of the notes to consolidated financial statements for more information.

Vantage Point Property

On November 18, 2011, an affiliate of Shopoff Properties Trust, Inc., SPT-Vantage Point, LLC, a Delaware limited liability company (“SPTVP”), closed on the purchase of real property consisting of a 47.9 acre parcel of land zoned commercial/retail and multi-family residential, which currently permits 306 residential units and 25 acres of retail land commonly known as “Vantage Point” located in the Town of Parker, Douglas County, Colorado.

The purchase was made pursuant to an Agreement to Purchase and Sell Interest In Contract to Buy and Sell Real Estate (the “Vantage Point Agreement”), dated September 7, 2011, by and between SPTVP and Steven F. Dallman (“Dallman”).  Under the Vantage Point Agreement, Dallman agreed to sell to SPTVP all of its rights and obligations under an existing real estate contract (a certain Contract to Buy and Sell Real Estate, dated June 14, 2011, as amended (the “Original Agreement”)), and an escrow agreement between Dallman and Lundieck Investments, Ltd.  This Vantage Point Agreement allowed SPTVP to purchase the Vantage Point property. The purchase price for the Vantage Point property was $4,900,000, comprised of $1,650,000 paid to Dallman and $3,250,000 paid to Lundieck Investments, Ltd. On October 21, 2011, SPTVP and Dallman executed a first amendment to the Vantage Point Agreement to extend the due diligence time frame for SPTVP. On October 28, 2011, SPTVP and Dallman executed a second amendment to the Vantage Point Agreement to provide for SPTVP’s payment of the purchase price through a $1,100,100 Second Lien Promissory Note (defined below) and a second lien Deed of Trust. As part of the Original Agreement, Lundieck Investments, Ltd. accepted as part of SPTVP’s payment of the purchase price, a $2,600,000 First Lien Promissory Note and Deed of Trust (defined below).

As part of the overall purchase price, Dallman agreed to accept 61,100 shares of the Company’s common stock at $9 per share (total of $549,900), as part of the overall consideration required to close this proposed acquisition.

Shopoff Partners, L.P., an affiliate of the Company, is a member and the manager of SPT-Vantage Point, LLC.  Shopoff Partners, L.P.’s ownership percentage of SPT-Vantage Point, LLC is dependent on the level of capital contributed to SPT-Vantage Point, LLC and is anticipated to change as the Company contemplates the use of additional joint venture partners to fund a majority of the cash required for this project.  Currently one such joint venture partner is an entity that is affiliated with the Company, our Advisor, and Sponsor.

Dallman and Lundieck Investments, Ltd. are not affiliated with the Company or any of its affiliates.

In connection with the Vantage Point Agreement, SPTVP executed two first lien promissory notes (the “First Lien Promissory Notes”) in favor of Lundieck Investments, Ltd. which in aggregate totaled $2,600,000. One First Lien Promissory Note (the “Tracts A and B Promissory Note”), is in the amount of $1,405,560.  The second First Lien Promissory Note (the “Tracts C and D Promissory Note”) is in the amount of $1,194,440. Interest on both First Lien Promissory Notes accrues on the principal outstanding from the date of the First Lien Promissory Note at a rate of five and one-half percent (5.50%) per annum with interest paid semi-annually on the semi-annual and annual anniversary dates of the First Lien Promissory Notes. SPTVP agreed to pay a principal pay down of $135,150 on the first through fifth anniversary dates of the First Lien Promissory Note for the Tract A and B Promissory Note. SPTVP agreed to pay a principal pay down of $114,850 on the first through fifth anniversary dates of the Note for the Tract C and D First Lien Promissory Note. On the maturity date of the two First Lien Promissory Notes, November 14, 2017, the entire outstanding principal balance and all unpaid interest on the two First Lien Promissory Notes will be due and payable in full. The two First Lien Promissory Notes are secured by two first lien Deeds of Trust which encumber separate portions of the Vantage Point property. SPTVP may prepay in whole or in part the principal amount outstanding under the two First Lien Promissory Notes, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Lundieck Investments, Ltd., without penalty or premium.

If SPTVP fails to pay any installment of principal or interest when due, SPTVP will be considered in default and the First Lien Promissory Notes will thereafter bear interest at the rate of twelve percent (12%) per annum.

In connection with the Vantage Point Agreement, SPTVP also executed a $1,100,100 second lien promissory note (the “Second Lien Promissory Note”) in favor of Dallman. Interest on the Second Lien Promissory Note will accrue on the principal outstanding from the date of the Second Lien Promissory Note at a rate of six percent (6.00%) per annum for the first ninety days of the note term and at nine percent (9.00%) thereafter. On the maturity date of the Second Lien Promissory Note, 180 days from the close of escrow, the entire outstanding principal balance and all unpaid interest on the Second Lien Promissory Note will be due and payable in full. The Second Lien Promissory Note is secured by a second lien Deed of Trust which encumbers the entire Vantage Point property. SPTVP may prepay in whole or in part the principal amount outstanding under the Second Lien Promissory Note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Dallman, without penalty or premium.

If SPTVP fails to pay any installment of principal or interest when due, SPTVP will be considered in default and the principal and all accrued interest will thereafter bear interest at the rate of eighteen percent (18%) per annum until paid in full.

As undeveloped land, the Vantage Point property is not an income-producing property. The purchase was made based upon the anticipated capital appreciation of the property.

We also owned the following real estate-related investment as of December 31, 2011:

Mesquite Venture I, LLC - $600,000 Secured Loan

On September 30, 2008, we originated, through SPT Real Estate Finance, LLC, an affiliated entity 100% owned by the Operating Partnership (“SPT Real Estate Finance”), one real estate loan of $600,000. Mesquite Venture I, LLC was the borrower. The loan is a second position lien behind a $3,681,000 first position lien. The term of the loan was nine months and bore interest at an annual rate of 14%. The loan was secured by a second deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite. This real estate loan was recorded as a note receivable with $63,000 of prepaid interest netted against the note balance on our consolidated balance sheet.

On or about June 30, 2009, SPT Real Estate Finance agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010, which was to be applied against accrued and unpaid interest. Interest accrued on the outstanding principal balance at an annual rate of fourteen percent and all accrued and unpaid interest and principal became due and payable in full at the new maturity date of May 15, 2010.

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

This note matured on May 15, 2010; however SPT Real Estate Finance, LLC did not receive payment in full as agreed to by Mesquite Venture I, LLC. Management began discussions with Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC and on or about August 13, 2010, management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement whereby management (i) granted an extension to Mesquite Venture I, LLC resulting in a new maturity date of January 15, 2011, (ii) agreed to waive extension fees relating to the modification, (iii) agreed the interest rate during the extension period would be 14%, (iv) added all accrued and unpaid interest through the date of the reinstatement and modification to the outstanding principal balance of the promissory note, (v) agreed during the extension period, Mesquite Venture I, LLC would make monthly payments of $5,000 towards accrued and unpaid interest, and (vi) agreed Mesquite Venture I, LLC would provide additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on a hotel site in northern California.

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

On July 14, 2011, an entity controlled by one of the original guarantors of the secured note to Mesquite Ventures I, LLC, which entity owns a property known as the Silvertip Resort Village, was placed into bankruptcy by this original guarantor to avoid a pending foreclosure. Prior to the bankruptcy filing the Company was notified of the pending filing by this same original guarantor. On August 13, 2010, when management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement, Mesquite Venture I, LLC provided additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on the Silvertip Resort Village hotel site in northern California. The option agreement is held by an entity affiliated with Silvertip Resort Village, LLC. Management has been in discussions with Company legal counsel regarding this recent bankruptcy filing and its impact on the Company’s collection efforts on the Mesquite Ventures I, LLC secured note.

On August 12, 2011, Company legal counsel filed suit against the guarantors of the Mesquite Ventures I, LLC secured note for collection of all outstanding principal, interest, and other expenses owed to the Company. As of December 31, 2011 this litigation is still ongoing.

ITEM 3. LEGAL PROCEEDINGS

Pulte Home Project

A previously owned real estate property known as the “Pulte Home Project” was the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda Development Inc. (“Khalda”), on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda, (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home took the position that their respective transfers of the project had released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to conduct the Improvements required in the Reconveyance Agreement. A settlement was reached that did not require any substantive action by SPT SWRC, LLC at this time; however, the issue of attorney fees was deferred.  Meadow Vista and Newport sought approximately $115,000 in attorneys’ fees and costs from SPT SWRC, LLC, and that claimed amount could have increased somewhat as the dispute continued.  In addition, Pulte Home could have sought indemnity from SPT SWRC for its attorneys’ fees and costs, as well as any attorneys’ fees and costs it paid to Meadow Vista and Newport, which were unknown, but most likely would not have exceeded $200,000 combined.  On December 22, 2011, SPT SWRC, LLC settled this dispute over attorneys fees and costs with Meadow Vista, Newport, and Pulte by agreeing to pay $70,000 to Meadow Vista and Newport (combined).  Payment of $70,000 pursuant to the settlement was made by SPT SWRC, LLC on February 17, 2012.  The arbitration initiated by Meadow Vista and Newport was thereafter concluded.  For any amounts  of attorneys’ fees incurred or paid by SPT SWRC, LLC, SPT SWRC, LLC may seek indemnity from Khalda.

Management had concluded that it was probable the Company would incur a loss related to the arbitration proceeding and the amount of the loss could be estimated; as such the Company originally recorded a legal settlement expense of $200,000 in the accompanying consolidated statement of operations and a corresponding liability on the accompanying consolidated balance sheets. This original legal settlement expense of $200,000 was subsequently reduced to $70,000 once a settlement over attorneys fees and costs was completed.

FINRA

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities was the broker-dealer for our public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of the date of this filing, neither us nor Shopoff Securities has received further communication from FINRA regarding this separate examination. We do not know when the examination will be resolved or what, if any, actions FINRA may require us to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Our shares are not registered in all states and U.S. territories. If you purchase shares of our common stock, you may not be able to resell the shares in certain states and U.S. territories unless the shares of our common stock are registered under the applicable securities laws of the jurisdiction or there is confirmation that an exemption from registration is available for secondary trading in such jurisdiction. There can be no assurance that there exists an available exemption for secondary trading in our common stock in all states and U.S. territories. If we have not registered or qualified, or obtained or verified an exemption for the secondary trading of, our common stock in any particular jurisdiction, the shares of common stock could not be offered or sold to, or purchased by, a resident of that jurisdiction. In addition, resales of shares registered under the securities laws of the State of California are subject to the approval of the California Commissioner of Corporations, subject to certain exceptions.

Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, on February 20, 2012, the Company’s board of directors approved a basic estimated value per share of the Company’s common stock of $6.56 and a fully diluted estimated value per share of the Company’s common stock of $6.24 based on an equal weighted average of (i) the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or adjusted net asset value method, and (ii) the present value of future expected income of the Company, discounted for risk, or discounted cash flow method, divided by the actual number of shares outstanding for the basic estimated value per share and anticipated number of shares outstanding for the fully diluted estimated value per share, all as of December 31, 2011. There have been no material changes between December 31, 2011 and the date of this filing to the net values of the Company’s assets and liabilities that existed at December 31, 2011. The estimated value per share was based upon the recommendation and valuation by Newport Valuations, Inc. (“NewVal”), an independent third-party firm hired by the Company to complete the valuation. Once we establish an estimated value per share we currently expect to update the estimated value per share every 12 to 18 months thereafter.

As with any valuation methodology, NewVal’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;
•	a stockholder would ultimately realize distributions per share equal to the Company’s estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;

•	the Company’s shares of common stock would trade at the estimated value per share on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the Company’s estimated value per share; or
•	the methodology used to estimate the Company’s value per share would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act reporting requirements.

For further information regarding the estimated value per share, see our Current Report on Form 8-K filed with the SEC on February 29, 2012.

The value of our shares will continue to fluctuate over time in response to developments related to individual assets in the portfolio, management of those assets and to the real estate and finance markets.

Holders of Record

We had approximately 291 shareholders of record as of March 23, 2012.

Distribution Information

In order to qualify as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We own one hundred percent of five real estate investments and a portion of a sixth real estate investment, and have made three real estate-related investments, one of which is outstanding as of December 31, 2011. Consistent with our investment policy, we will acquire and hold undeveloped real estate assets as long-term investments and will not realize any income from these properties until they are sold. Accordingly, we cannot predict when, if ever, we will generate any income or income sufficient to pay cash dividends to our stockholders. The amount of any cash dividends will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If and when our investments produce operating cash flow, we expect to pay dividends to you on a periodic basis as determined by our board of directors. Because our cash available for distribution in any year may be less than 90% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities and/or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

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

On November 18, 2011, an affiliate of Shopoff Properties Trust, Inc., SPT-Vantage Point, LLC, a Delaware limited liability company, closed on the purchase of real property located in the Town of Parker, Douglas County, Colorado, which we refer to in this report as the “Vantage Point property.” As part of the overall purchase price, the sellers of the Vantage Point property, who were all accredited investors, agreed to accept 61,100 shares of the Company’s common stock at $9.00 per share (a total of $549,900), as part of the overall cash required to close this acquisition. The shares were sold in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Issuer Redemption of Equity Securities

We do not have an authorized and approved share redemption plan. The board of directors could consider such a plan but no such consideration was made as of December 31, 2011. Consequently, there is the risk that our stockholders may not be able to redeem their shares at a time or price acceptable to them.

Use of Proceeds from Sales of Registered Securities

On August 29, 2007, we commenced our public offering of up to 2,000,000 shares of common stock at an offering price of $9.50 per share and up to 18,100,000 shares of common stock at $10.00 per share pursuant to a registration statement on Form S-11 (File No. 333-139042) that was declared effective on August 29, 2007. The maximum aggregate amount of the offering was $200,000,000. We retained Shopoff Securities as the sole broker-dealer in the offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. The offering terminated on August 29, 2010. In the public offering we sold a total of 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor and excluding shares of vested stock issued to certain directors and executive officers of the Company.

As of December 31, 2011, we had sold 1,940,500 shares of our common stock for $18,434,750, which includes 21,100 shares of our common stock purchased by the Sponsor for $200,450 in a private offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. From this amount, we incurred approximately $5,286,000 in organization and offering costs (of which approximately $2,251,000 has been recorded in our financial statements). As of December 31, 2011, we had net offering proceeds from the offering of approximately $16,184,000, which includes shares purchased by our Sponsor that resulted in additional cash proceeds to the Company. We have used the net offering proceeds to purchase our interests in nine properties, three of which have been one hundred percent sold and one of which has been partially sold, and to originate three loans, (two of which we have obtained the underlying real estate which served as collateral for the loans), to pay $692,000 in acquisition or origination fees, $405,953 in disposition fees, and $895,727 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used the net proceeds (along with how we used cash from operating activities) for the year ended December 31, 2011, see our consolidated statements of cash flows included in this report.

At December 31, 2011, on our behalf, the Sponsor had incurred selling commissions, broker-dealer fees, and other organization and offering costs in the amounts set forth below. These expenses are our obligation, however, at no time will our obligation for such costs and expenses exceed 12.34% of the total proceeds raised in the offering. Accordingly, only a portion of these expenses have been reflected in the accompanying consolidated balance sheet.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and broker-dealer fees	$—
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	$5,286,000	Actual
Total expenses	$5,286,000	Actual

ITEM 6. SELECTED FINANCIAL DATA

The following selected condensed financial data as of and for the year ended December 31, 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

As of
December 31, 2011
Balance sheet data:
Assets	$19,646,490
Liabilities	5,824,084
Shopoff Properties Trust Stockholders’ equity	13,411,657
Stockholders’ Equity	13,822,406
Liabilities and Stockholder’s Equity	$19,646,490

Operating data:
For the Year Ended December 31, 2011
Revenues	$6,300,000
Expenses	$7,933,042
Net loss before income taxes	$(1,633,042)
Net loss	$(1,641,954)
Less: net loss attributable to noncontrolling interests	(15,775)
Net loss attributable to the Company	$(1,626,179)
Other data:
Cash flows used in operating activities	(1,312,220)
Cash flows provided by investing activities	4,083,523
Cash flows provided by financing activities	(2,781,992)
Per share data:
Net income per common share - basic	(0.80)
Net income per common share - diluted	(0.80)
Weighted-average number of common shares outstanding - basic	2,021,725
Weighted-average number of common shares outstanding - diluted	2,021,725

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

Company Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2012. On November 30, 2006, we filed a registration statement on Form S-11 (File No. 333-139042) under Section 856 (c) of the Internal Revenue Code with the SEC to offer a minimum of 1,700,000 shares and a maximum of 20,100,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on August 29, 2007, and we then launched our initial public offering. We sold the minimum offering of 1,700,000 shares on August 29, 2008, at $9.50 per share. Our offering terminated August 29, 2010 and we proceeded with the deregistration of all shares remaining for sale through the filing of a post effective amendment number 7 with the SEC. As of December 31, 2011, we had sold 1,919,400 shares of common stock for $18,234,300, excluding shares purchased by the Sponsor.

On October 14, 2011, the Company filed post effective amendment No. 1 to form S-8 registration statement, filed for the purpose of terminating the registration statement and deregistering any unissued shares previously registered under the registration statement and issuable under the plan. No shares have been issued under the plan since August 2010.

The Company, as a result of the closing of an acquisition that occurred on November 5, 2009, utilized a substantial portion of its remaining liquidity as of September 30, 2009. This liquidity shortage continued during 2011, as although the Company successfully sold two real estate investments that were designated as held for sale as of December 31, 2010, the Company experienced delays in the payoff of a secured mortgage note receivable, and was unable to close joint ventures planned during 2011, which would have generated cash for operations and additional investments. Additionally, during 2011 the residential real estate market continued to experience distress and turbulence, including several of the markets in which the Company had made investments in residential land. This continued distress and turbulence during 2011 resulted in the Company recognizing in 2011, impairment charges on a portion of its real estate investments of which the Company believes a portion will be earned back when future real estate dispositions occur.

As a result of the Company’s delays in creating additional liquidity, in mid 2011, the Company’s Advisor sold two of the Company’s real estate investments (a portion of the Tuscany Valley properties known as Tuscany West and the Underwood Project). The sales of these two Company real estate investments were designed to improve the Company’s liquidity position, and the Company utilized the cash generated from these two real estate sales to retire a portion of the Company’s outstanding debt, pay outstanding accounts payable, and created a reserve for operations. The Company also utilized available funds for additional investments, purchasing in 2011, with an affiliate of our Sponsor and Advisor, a 47.9 acre parcel of unimproved land zoned commercial/retail and multi-family residential, which currently permits 306 residential units and 25 acres of retail land located in the Town of Parker, Douglas County, Colorado.

Since late 2011, the Company has been actively pursuing discussions with potential lending sources for land assets. Additionally, management has opened discussions with its current lenders to restructure the due dates of existing loans. Management has also been pursuing discussions with potential joint venture partners who would purchase a portion of existing Company real estate assets in exchange for cash. The intent of the Company is to obtain new debt on real estate owned that is currently unencumbered and /or enter into a joint venture agreement whereby the Company would contribute a portion of its real estate assets to the joint venture in exchange for cash. See Note 9 to the notes to consolidated financial statements.

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

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the recent real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This has changed the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and has removed much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005 – 2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term, although we feel that prices have found support in some of our target markets.  We have seen pricing increase substantially from the lows of the past few years, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the four- to ten-year time horizon. Our plan has been to be in a position to capitalize on these opportunities for capital appreciation.

Through December 31, 2011, we had purchased all or a portion of nine properties, four of which were subsequently either fully or partially sold, one on March 20, 2009, one on February 3, 2010, one on May 10, 2011 and one on May 13, 2011, and had originated three secured real estate loans, two of which were subsequently converted to real estate owned on September 4, 2009 as a result of settlement negotiations between the obligor and us. We had no properties in escrow as of December 31, 2011. We have placed one additional property in escrow since December 31, 2011.

A portion of the proceeds of our offering were reserved to meet working capital needs and contingencies associated with our operations. We believe this reserve allocation aided our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquired. We have allocated to our working capital reserve not less than 0.5% of the gross proceeds of the offering. As long as we own any undeveloped real estate assets, we will retain as working capital reserves an amount equal to at least 0.5% and not more than 5% of the gross proceeds of the offering, subject to review and re-evaluation by the board of directors. If reserves and any available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties and/or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

As of December 31, 2011, the Company has insufficient liquidity to maintain working capital reserves of 0.5% of the gross proceeds of the offering as initially projected. The Company has taken steps to increase overall liquidity, by actively pursuing discussions with potential lending sources for land assets and joint venture partners who would purchase a portion of existing Company real estate assets in exchange for cash and anticipates that the minimum working capital reserve of 0.5% will be available when the Company is successful in its financing and recapitalization efforts.

We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code for our tax year ending December 31, 2012. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income, excluding net capital gains. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income (if any) and results of operations.

Results of Operations

Although we have made several acquisitions without the use of capital from outside investment firms, we contemplate using capital from these outside investment firms in the coming years to grow the Company’s investment base. As such our results of operations as of the date of this report are not necessarily indicative of those expected in future periods.

Through December 31, 2011, we had purchased all or a portion of nine properties, four of which were subsequently either fully or partially sold:

•	The first property was purchased on December 31, 2008 for $2,000,000 and we incurred closing and related costs of approximately $614,000 including $476,774 in reconveyance costs. This property was subsequently sold on March 20, 2009 for $5,000,000 and the Company recognized a gain on the sale of approximately $2,045,000.
•	The second property was purchased on April 17, 2009 for $650,000 and we incurred closing and related costs of approximately $45,000. This property was subsequently sold on February 3, 2010 for $2,231,775 and the Company recognized a gain on the sale of approximately $744,000.
•	The third property was purchased on May 19, 2009, for $1,650,000 and we incurred closing and related costs of approximately $60,000. On August 31, 2010, we closed on a $1,000,000 loan secured by the third property purchased on May 19, 2009. This third property was subsequently sold on May 13, 2011 for $4,500,000 and the Company recognized a gain on the sale of approximately $2,401,000. As a condition of the sale, the $1,000,000 loan secured by the third property was paid in full at the close of escrow.
•	The fourth property was purchased on July 31, 2009, for $3,000,000, which included a seller note carry back of $2,000,000 and we incurred closing and related costs of approximately $1,482. As of December 31, 2011, we have made principal pay downs totaling $800,000 on the $2,000,000 seller note carry back.
•	The fifth and sixth properties were acquired on September 4, 2009 via a Settlement Agreement with Springbrook Investments, L.P., a California limited partnership (“Springbrook”), in which Springbrook agreed to execute and deliver a grant deed to the underlying real estate collateral in consideration for the discharge by us of all of Springbrook’s obligations under two secured promissory notes owned by the Company. The tax basis of the fifth property when acquired was $2,152,210 and tax basis of the sixth property when acquired was $472,436.

•	The seventh and eighth properties were purchased on November 5, 2009 for an aggregate amount of $9,600,000, which included a seller note carry back of $2,900,000, and we incurred closing and related costs of approximately $320,000. A portion of the seventh and eighth properties was subsequently sold on May 10, 2011 for $1,800,000 and the Company recognized a loss on the sale of approximately $21,500. On May 12, 2011, the Company paid all outstanding principal and interest due on the seller note carryback.
•	The ninth property was purchased on November 18, 2011 for an aggregate amount of $4,900,000, which included two first position seller note carry backs in an aggregate amount of $2,600,000 and one second position seller note carry back of $1,100,100. This ninth property was purchased by SPT-Vantage Point, LLC. Shopoff Partners, L.P., an affiliate of the Company, is a member and the manager of SPT-Vantage Point, LLC. Shopoff Partners, L.P.’s ownership percentage of SPT-Vantage Point, LLC is dependent on the level of capital contributed to SPT-Vantage Point, LLC and is anticipated to change as the Company contemplates the use of additional joint venture partners to fund a majority of the cash required for this project. Currently one such joint venture partner is an entity that is affiliated with the Company, our Advisor, and our Sponsor.

Through December 31, 2011, we have originated three secured real estate loans receivable: one in an amount of $600,000 to one borrower and two separate loans to a second borrower in the aggregate amount of $2,300,000. The two separate loans to a second borrower in the aggregate amount of $2,300,000 were converted to real estate owned on September 4, 2009 when we took title to the underlying real estate serving as collateral for the two loans. The $600,000 secured real estate loan receivable incurred no closing costs as all title, escrow and attorney fees were paid for by the borrower through escrow. As of December 31, 2011, from the $600,000 loan, we have earned $201,593 in interest income, (i) $22,382 of which was accrued interest receivable that was subsequently written off when the Company recognized a loan loss provision in 2011, (ii) $88,000 of which has been paid to us by the borrower, (iii) $91,211 which was added to the principal balance upon the reinstatement and modification of this loan in August 2010, (iv) paid an acquisition fee of $18,000, or 3% of the contract price to the Advisor, which was paid to SPT Real Estate Finance, LLC upon the closing of escrow on September 30, 2008, and (v) paid the Advisor asset management fees of $38,000. Prior to the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we had, (i) accrued $324,647 in interest income, (ii) paid an acquisition fee of $69,000, or 3% of the contract price to the Advisor, which was paid upon the closing of escrow on January 9, 2009, and (iii) paid the Advisor asset management fees of $31,207. As of December 31, 2011, since the conversion of the two separate loans aggregating $2,300,000 to real estate owned, we have paid the Advisor asset management fees of $116,386.

Revenues for the year ended December 31, 2011 approximated $6,300,000. These revenues consisted exclusively of two sales of real estate.

Expenses for the year ended December 31, 2011 approximated $7,942,000. These expenses consisted primarily of cost of sales of real estate, impairment charges, a loan loss provision, professional fees, stock based compensation, insurance, dues and subscriptions, director compensation, general and administrative expenses, and a provision for income taxes.

For the year ended December 31, 2011, we had a net loss of approximately $1,642,000 due primarily to the sales of real estate offset by cost of sales of real estate, impairment charges, a loan loss provision, stock based compensation, and operating expenses, consisting primarily of professional fees, insurance, director compensation, dues and subscriptions, general and administrative expenses, and a provision for income taxes.

Comparison of Twelve Months Ended December 31, 2011 to Twelve Months Ended December 31, 2010

Total revenues. Total revenues increased by $3,921,856 or 164.9% to $6,300,000 for the twelve months ended December 31, 2011 compared to $2,378,144 for the twelve months ended December 31, 2010. The significant components of revenue are discussed below.

Sale of real estate. This caption represents revenues earned from the disposition of real estate and real estate-related investments. Sale of real estate increased $4,068,225 or 182.3% to $6,300,000 for the twelve months ended December 31, 2011 compared to $2,231,775 for the twelve months ended December 31, 2010. The Company sold two real estate investments during the twelve months ended December 31, 2011 compared to one real estate investment during the twelve months ended December 31, 2010. During the twelve months ended December 31, 2011, the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California. For the twelve months ended December 31, 2010 the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Interest income, notes receivable.  This caption represents revenues earned from the origination of secured real estate loans. Interest income, notes receivable decreased $96,248 or 100.0% to $0 for the twelve months ended December 31, 2011 compared to $96,248 for the twelve months ended December 31, 2010. The decrease was due to the Company concluding that a collectability issue existed regarding a note receivable that had matured and remained unpaid. Due to this collectability issue, the Company stopped accruing interest on this matured note receivable. For the year ended December 31, 2010, the Company had accrued interest on this note receivable in accordance with the note agreement.

Interest income and other.  This caption represents revenues earned from the interest earned on cash held in escrow accounts, operating accounts, savings accounts, certificates of deposits, or other similar investments. Interest income and other decreased $1,006, or 100.0% to $0 for the year ended December 31, 2011 compared to $1,006 for the year ended December 31, 2010. The decrease was primarily related to the reduction in the amount of cash available for temporary investments due to the use of Company cash to make real estate and real estate-related investments and for the payment of Company operating expenses.

Other income.  This caption represents revenues earned from the miscellaneous or other non-recurring or non-typical sources. Other income decreased $49,115, or 100.0% to $0 for the twelve months ended December 31, 2011 compared to $49,115 for the twelve months ended December 31, 2010. The Company received receipt of a storm drain credit whose rights were obtained by us as part of a larger purchase on November 5, 2009 during the twelve months ended December 31, 2010. This was a one-time non-recurring income event for the Company.

Total expenses.  Total expenses increased by $3,437,525 or 76.3% to $7,941,954 for the twelve months ended December 31, 2011 compared to $4,504,429 for the twelve months ended December 31, 2010. The significant components of expense are discussed below.

Cost of sales of real estate.  Cost of sale of real estate represents direct costs attributable to the investment in the goods sold by the Company. Cost of sales of real estate increased $2,432,431 or 163.5% to $3,920,387 for the twelve months ended December 31, 2011 compared to $1,487,956 for the twelve months ended December 31, 2010. The Company sold two real estate investments during the twelve months ended December 31, 2011 compared to one real estate investment that was sold during the twelve months ended December 31, 2010. During the twelve months ended December 31, 2011 the Company sold 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land located in the City of Menifee, Riverside County California and 164 entitled but unimproved residential lots located in the City of Lake Elsinore, California. During the twelve months ended December 31, 2010 the Company sold 65 finished residential lots and 6 lettered lots located in the City of Lake Elsinore, Riverside County, California.

Impairment expense.  Impairment expenses increased by $500,000, or 50.0% to $1,500,000 for the twelve months ended December 31, 2011 compared to $1,000,000 for the twelve months ended December 31, 2010. Impairment expenses represent the difference between the fair value of the Company’s real estate investments and the recorded value of the Company’s real estate investments. During the twelve months ended December 31, 2011, the Company recognized impairments on two real estate investments; a $1,000,000 impairment on the Tuscany Crest / Tuscany Valley portion of the Tuscany Valley properties and a $500,000 impairment on the Desert Moon Estates Property. During the twelve months ended December 31, 2010, the Company recognized impairments on three real estate investments; a $397,000 impairment on the Desert Moon Estates Property, a $335,000 impairment on the Tuscany West portion of the Tuscany Valley properties, and a $268,000 impairment on the commercial portion of the Tuscany Valley properties.

Loan loss provision. Loan loss provision increased $356,796, or 100%, to $356,796 for the twelve months ended December 31, 2011 compared to $0 for the twelve months ended December 31, 2010. Based on a review of a matured Company note receivable and the underlying collateral securing this note receivable, management concluded that this note receivable may not be fully collectible.

Legal settlement.  This caption represents expenses incurred from the resolution of specific Company legal activities and are considered non-recurring or non-typical in nature. Legal settlement increased $70,000, or 100.0% to $70,000 for the twelve months ended December 31, 2011 compared to $0 for the twelve months ended December 31, 2010. Based on a recent ruling from an on-going arbitration matter and a subsequent settlement between the parties involved, management concluded that it was probable the Company would incur a loss related to this arbitration proceeding and also concluded that the amount of the loss could be estimated. This legal settlement is a non-recurring expense for the Company.

Stock based compensation.  This caption represents restricted stock grants, stock options, and other share based compensation authorized by the Company’s board of directors. Stock based compensation decreased by $21,703, or 4.1% to $514,348 for the twelve months ended December 31, 2011 compared to $536,051 for the twelve months ended December 31, 2010. The decrease was due to the Company recognizing a smaller overall amount of option expense in 2011 as compared to 2010; during the twelve months ended December 31, 2010, the Company recognized one full year of option expense based on the vesting schedule of new options issued in August 2010; no new options were issued during the twelve months ended December 31, 2011.

Asset management fees.  Asset management fees decreased by $7,754, or 2.1% to $370,696 for the twelve months ended December 31, 2011 compared to $378,450 for the twelve months ended December 31, 2010. The decrease was primarily due to (i) the Company having one less real estate investment in 2011as compared to 2010; during the twelve months ended December 31, 2010 the Company sold one real estate investment, (ii) the Company having two less real estate investments in 2011 as compared to 2010; during the twelve months ended December 31, 2011 the Company sold two real estate investments that were owned during the twelve months ended December 31, 2010, offset by (iii) the Company having one more real estate investment in 2011 as compared to 2010; in November 2011, the Company purchased a real estate investment that was not owned during the twelve months ended December 31, 2010.

Professional fees.  Professional fees increased by $118,124, or 41.1% to $405,786 for the twelve months ended December 31, 2011 compared to $287,662 for the twelve months ended December 31, 2010. The increase was primarily due to (i) higher legal fees generally in 2011 as compared to 2010, (ii) expenses in 2011 related to the Company’s common stock valuation; prior to 2011 the Company did not provide a common stock valuation as the Company’s Offering had recently ended (August 29, 2010), and (iii) a higher level of legal expenses related to the default of an existing note receivable originated on September 30, 2008 in 2011 as compared to 2010, partially offset by (iv) a lower amount of fees related to the Company’s independent Sarbanes-Oxley consultant in 2011 as compared to 2010.

Insurance.  Insurance decreased by $13,382, or 6.6% to $190,280 for the twelve months ended December 31, 2011 compared to $203,662 for the twelve months ended December 31, 2010. The decrease was primarily due to the cancellation on one Company officer’s key man insurance policy in 2011; in 2010 this policy was still being maintained by the Company.

General and administrative.  General and administrative costs increased by $60,922, or 30.4% to $261,316 for the twelve months ended December 31, 2011 as compared to $200,394 for the twelve months ended December 31, 2010. The increase was primarily due to, (i) amortization expense related to legal fees and loan fees incurred on a new loan secured by an existing real estate investment that closed in August 2010; the Company did not incur any amortization expense prior to August 2010, and (ii) interest expense on a new loan secured by an existing real estate investment that closed in August 2010, partially offset by (iii) in 2010, the Company incurred legal expenses related to an arbitration proceeding related to a previously owned asset; in 2011 a settlement was reached with the claimants.

Dues and subscriptions.  Dues and subscriptions represent fees paid by the Company for membership in and benefits from various real estate and real estate-related organizations. Dues and subscriptions costs decreased by $48,993 or 36.7% to $84,796 for the twelve months ended December 31, 2011 as compared to $133,789 for the twelve months ended December 31, 2010. The decrease was primarily due to (i) a material renegotiation of an annual Company subscription in 2011; during 2010 the Company negotiated a fifty percent savings for the 2011 annual subscription period, and (ii) the cancellation of multiple annual Company subscriptions in 2011; in 2010 these subscriptions had not yet been terminated.

Director compensation.  Director compensation decreased by $8,250, or 4.3% to $181,750 for the twelve months ended December 31, 2011 compared to $190,000 for the twelve months ended December 31, 2010. The decrease was primarily due to the Company holding fewer board and committee meetings in 2011 as compared to 2010.

Due diligence costs related to properties not acquired.   Due diligence costs related to properties not acquired decreased $24,216 or 24.0% to $76,887 for the twelve months ended December 31, 2011 compared to $101,103 for the twelve months ended December 31, 2010. The increase was primarily related to the Company incurring as lower a level of expenses related to the review of potential real estate investments in 2011 as compared to 2010.

Provision (benefit) for income taxes.  This caption represents the amount on the consolidated statement of operations that estimates the Company’s total income tax liability for the year. We incurred $8,912 in provision for income taxes for the twelve months ended December 31, 2011 compared to a benefit of $(14,637) for the twelve months ended December 31, 2010. The Company anticipates a tax liability for the year ended December 31, 2011 based on the sale of two assets designated as held for sale as of December 31, 2010 and as such recognized a provision for income taxes of $8,912 for the twelve months ended December 31, 2011. The Company’s provision for income taxes which was originally projected in December 2009 for the calendar year ended December 31, 2009 was revised downwards resulting in a credit back to the Company due to a lower overall projected income tax exposure for the calendar year ended December 31, 2009. This credit was reflected during the twelve months ended December 31, 2010.

Market Conditions

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

Organization and Offering Costs

The Company’s organization and offering costs were permitted to be paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These organization and offering costs included all expenses to be paid by us in connection with the Company’s public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

Pursuant to the Advisory Agreement and the broker-dealer agreement, we were obligated to reimburse the Advisor, the broker-dealer or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor was obligated to reimburse us to the extent the organization and offering costs incurred by us in the offering exceed 12.34% of our gross offering proceeds. The Advisor and its affiliates incurred on our behalf organization and offering costs of $5.29 million through December 31, 2011. Such costs were only a liability to us to the extent the organization and offering costs did not exceed 12.34% of the gross proceeds of the offering. From commencement of our initial public offering through its termination on August 29, 2010, we sold 1,919,400 shares for gross offering proceeds of $18.23 million, excluding shares purchased by the Sponsor and excluding vested restricted stock grants issued to certain officers and directors, and recorded organization and offering costs of $2.63 million.

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

 During the year ended December 31, 2011, we received from the Advisor and affiliated entities, approximately $381,000 which represented the amount of organizational and offering expenses in excess of the 12.34% limit that were reimbursed to the Advisor during the offering period which terminated August 29, 2010.

Liquidity and Capital Resources

We broke escrow on our initial public offering on August 29, 2008 and commenced real estate operations with the acquisition of our first material real estate investment on December 31, 2008. This first real estate investment was subsequently sold on March 20, 2009 for $5,000,000. Our offering and selling to the public up to 2,000,000 shares of our common stock, $.01 par value per share, at $9.50 per share and 18,100,000 shares of our common stock, $.01 par value per share, at $10.00 per share ended August 29, 2010. As of December 31, 2011, we had sold and accepted 1,919,400 shares of our common stock for $18,234,300 excluding shares issued to the Sponsor, vested restricted stock grants issued to certain officers and directors, and shares of common stock issued to certain accredited investors in a private placement as part of the consideration for the acquisition of land.

Our principal demand for funds is and will be for the acquisition of undeveloped real estate properties and other real estate-related investments, the payment of operating and general and administrative expenses, capital expenditures and payments under debt obligations when applicable.

We did not pay any distributions to stockholders for the year ended December 31, 2011.

As discussed further in Note 1 of the notes to consolidated financial statements, as of December 31, 2011, the Company has suffered losses and cash outflows from operations during 2011 and 2010, has limited liquidity and significant liabilities maturing in 2012. These conditions raise substantial doubt about our ability to continue to meet liquidity requirements and to continue as a going concern. As a result, management is taking the following actions: The Company is actively pursuing discussions with potential lending sources for land assets as the market for lending on unentitled and undeveloped land has become more available although the cost of funds could be prohibitive. Additionally, management has opened discussions with its current lenders to restructure the due dates of existing loans. Management has also been pursuing discussions with potential joint venture partners who would purchase a portion of existing Company real estate assets in exchange for cash. The intent of the Company is to obtain new debt on real estate owned that is currently unencumbered and /or enter into a joint venture agreement whereby the Company would contribute a portion of its real estate assets to the joint venture in exchange for cash. The Company is currently seeking approximately $3,000,000 in new funding from either lending or joint venture sources.

As of December 31, 2011, our liabilities totaled $5,824,084 and consisted of accounts payable and accrued liabilities, due to related parties, income taxes payable, interest on notes payable, and notes payable secured by Company assets. Of the $5,824,084 in total liabilities $3,473,284 are short term and $2,350,800 are long term. We do not currently have sufficient liquidity to meet our short term liability obligations as disclosed; however, management believes that (i) an extension of the maturity date of the Desert Moon Estates Company note payable is possible as the lender has extended the maturity date of this note on two previous occasions (see Note 5 of the notes to consolidated financial statements), (ii) an extension of the maturity date of the second lien on the Vantage Point property is possible as management successfully negotiated with the lender during the Company’s acquisition of the Vantage Point property, (iii) lending sources for land assets have become more available although the cost of funds could be high, and (iv) a recapitalization whereby a third-party capital source would take partial ownership of existing Company assets in a joint venture arrangement in exchange for cash is possible as discussions have occurred with several real estate private equity firms who have indicated interest in taking a partial ownership position with existing Company assets. As a result of (i), (ii), (iii), and (iv) above, we believe we will have sufficient funds for the operation of the Company for the foreseeable future. If (i), (ii), (iii), and (iv) discussed above do not happen, we may need to consider alternative solutions or we may need to cease operations.

Cash Flows

The following is a comparison of the main components of our statements of cash flows for the year ended December 31, 2011 to the year ended December 31, 2010:

Cash From Operating Activities

As of December 31, 2011, we owned one hundred percent of five real estate investments and a portion of a sixth real estate investment, none of which generates recurring income, and owned one real estate-related investment. Net cash used in operating activities for the year ended December 31, 2011 was $1,312,220 compared to $914,300 that was used in operating activities for the year ended December 31, 2010. Net cash used in operating activities increased in 2011 primarily as a result of (i) in 2011 the Company sold two real estate investments; in 2010 the Company sold one real estate investment, (ii) in 2011 the Company recognized higher impairment charges as compared to 2010, (iii) in 2011 the Company recognized a loan loss provision on one Company real estate related investment; in 2010 the Company did not recognize any loan loss provisions, and (iv) a decrease in overall Company liabilities in 2011; in 2010 overall Company liabilities increased.

     Cash From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was $4,083,523 compared to $759,383 that was provided by investing activities for the year ended December 31, 2010. Net cash provided by investing activities increased primarily as a result of (i) in 2011 the Company sold two real estate investments; in 2010 the Company sold one real estate investment, offset by (ii) in 2011 the Company made a larger overall investment into real estate owned as compared to 2010.

     Cash From Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 was $2,781,992 compared to $39,974 that was provided by financing activities for the year ended December 31, 2010. Net cash used in financing activities decreased primarily as a result of (i) the Company made principal repayments on three secured notes payable in 2011, repaying two notes in full and making a partial principal pay down on a third secured note payable; in 2010 partial principal repayments were required in order to secure extensions on secured notes payable, (ii) the Company did not use restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owned real estate investment in 2011; in 2010 the Company used restricted cash to secure letters of credit which were in turn used to secure bonds on a Company owed real estate investment, (iii) in 2011 the Company received funds from an affiliate of our Advisor and Sponsor as part of a real estate acquisition of which this affiliate is a joint venture partner with the Company; in 2010, the Company did not receive acquire any real estate investments utilizing joint venture partners, and (iv) in 2010, the Company obtained a new loan on an existing real estate investment; in 2011 the Company did not obtain any new loans on existing real estate investments.

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

As of December 31, 2011, we have raised $18,434,750 in common stock sales including shares purchased by our Sponsor and have invested a majority of this cash in Company assets and operations, significantly reducing funds for future operating and administrative expenses and existing and future debt service obligations. Management is aware that in addition to the global and regional economic crisis affecting real estate in general, our current lack of liquidity can be reasonably anticipated to have a material impact on capital resources necessary for the entitlement of our properties.

Our ability to finance our operations is subject to several uncertainties including those discussed above under “Market Conditions” and under “Risk Factors,” and accordingly, we cannot guarantee that we will have adequate cash from this offering or be able to generate adequate cash from other non-offering sources such as (i) sales of Company assets, (ii) securing appropriate longer-term debt, or (iii) funding via joint venture relationships with real estate private equity firms and hedge funds that have an interest in our investment space, in order to fund our operating and administrative expenses, any future debt service obligations and any future payment of distributions to our stockholders. Our ability to ultimately sell our real estate investments is partially dependent upon the condition of real estate markets at the time we are required or prepared to sell and the ability of purchasers to obtain financing at reasonable commercial rates.

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

Distributions

We have not paid any distributions as of December 31, 2011. Our board of directors will determine the amount of distributions, if any, to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. Because we expect that the majority of the properties we acquire will not generate any operating cash flow, the timing and amount of any dividends paid will be largely dependent upon the sale of acquired properties. Accordingly, it is uncertain as to when, if ever, dividends will be paid. Although a change in the REIT tax code related to safe harbor rules has been adopted reducing the safe harbor from four to two years, we have not changed our business strategy which is market driven. We will consider making a distribution to shareholders upon an asset sale but may choose instead to reinvest the proceeds rather than making a distribution. Our stockholders should have the expectation that no substantial income will be generated from our operations for some time.

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

For the year ended December 31, 2011, the Company incurred $98,000 in acquisition and advisory fees earned by its Advisor. For the year ended December 31, 2010, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

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

For the year ended December 31, 2011, the Company incurred $370,696 in asset management fees earned by its Advisor. For the year ended December 31, 2010, the Company incurred $378,450 in asset management fees earned by its Advisor.

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

For the year ended December 31, 2011, the Company incurred $189,000 in disposition fees earned by its Advisor. For the year ended December 31, 2010, the Company incurred $66,953 in disposition fees earned by its Advisor.

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

A discussion of the real estate and real estate-related investments executed by us as of December 31, 2011 is set forth in Item 2 – Properties.

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

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the years ended December 31, 2011 and December 31, 2010.

Although not wholly owned, since the Company’s Operating Partnership is the manager of and has control over the management and major operating decisions of SPT – Vantage Point, LLC, the accounts of SPT – Vantage Point, LLC are consolidated in the Company’s consolidated financial statements as of and for the year ended December 31, 2011.

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

The Company recognized impairment charges in the aggregate amount of $1,500,000 on two existing Company investments during the year ended December 31, 2011. These two existing Company investments are known as the Desert Moon Estates Property and the Tuscany Crest / Tuscany Valley Project (the Tuscany Crest / Tuscany Valley Project being part of a larger original purchase known as the Tuscany Valley properties). The Desert Moon Estates Property recognized an impairment charge of $500,000 and the Tuscany Crest / Tuscany Valley Project recognized an impairment charge of $1,000,000.

The Company recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments for the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Property, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley properties). The Desert Moon Estates Property recognized an impairment charge of $397,000, the Tuscany West Project recognized an impairment charge of $335,000, and the Commercial Project recognized an impairment charge of $268,000.

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

Management has concluded that it is not practical to estimate the fair value of amounts due to and from related parties. The Company’s policy requires, where reasonable, that information pertinent to those financial instruments be disclosed, such as the carrying amount, interest rate, and maturity date; such information is included in Note 7 of the notes to consolidated financial statements.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed in Note 2 of the notes to consolidated financial statements) and, as of December 31, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

The Company recognized a loan loss provision of $356,796 during the year ended December 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 in the notes to consolidated financial statements for additional information.

Organization and Offering Costs

The Company’s organization and offering costs were permitted to be paid by the Company’s Advisor, broker-dealer and their affiliates on the Company’s behalf. These organization and offering costs included all expenses to be paid by us in connection with the Company’s initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the broker-dealer for amounts it may pay to reimburse the bona fide diligence expenses of other broker-dealers and registered investment advisors; (iv) reimbursement to the advisor for other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the broker-dealer for travel, meals, lodging, and attendance fees incurred by employees of the broker-dealer to attend retail seminars conducted by broker-dealers.

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

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2012. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. The Company is currently being taxed as a C Corporation.

The Company’s computed effective tax rate was negative for the year ended December 31, 2011 and the Company recorded an income tax expense of approximately $9,000. The Company’s effective rate differs from the U.S. federal statutory rate primarily due to the deferred tax asset valuation position on federal net operating losses (“NOL”), state tax that restricts the use of state net operating losses, and federal and state alternative minimum tax effects.

At December 31, 2011, the Company had a federal NOL carry-forward of approximately $445,000 and a state NOL carry-forward of approximately $1,260,000. A portion of the carryfowards may expire before being applied to reduce future income tax liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Although management believes the Company will be profitable in the foreseeable future, based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the more likely than not criteria under ASC 740 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

As of December 31, 2011, based on the weight of available evidence, including cumulative losses in recent years, realization of deferred tax assets does not appear more likely than not. Therefore a full valuation allowance will continue to be applied against net deferred tax assets.

As of December 31, 2011, the Company had not recorded any unrecognized tax benefit. The Company does not expect the unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the year ended December 31, 2011.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company classifies noncontrolling interests as part of consolidated net earnings ($(15,775) for the year ended December 31, 2011 and $0 for the year ended December 31, 2010) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($410,749 at December 31, 2011 and $100 at December 31, 2010). Earnings per share reflects amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

Subsequent Events

Note Receivable

On April 4, 2012, one of the original guarantors of the secured note to Mesquite Ventures I, LLC, filed personal bankruptcy to avoid a pending foreclosure. Previously, this same guarantor had placed a related business entity into bankruptcy to avoid a similar foreclosure action. The Company was notified of the personal bankruptcy filing by this guarantor. Management has commenced discussions with Company legal counsel regarding this recent bankruptcy filing and its impact on the Company’s continued collection efforts on the Mesquite Ventures I, LLC secured note. Management does not believe that additional impairment of the note is required as (i) the guarantor’s personal bankruptcy does not impact the collateral securing the note (ii) there are three guarantors on this note in addition to the guarantor who filed personal bankruptcy that the Company can look to for payment, and (iii) the guarantor who filed personal bankruptcy has indicated to management that he is currently working on multiple funding solutions in order to payoff this note.

Desert Moon Estates Property

On February 13, 2012, the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on December 1, 2011. Management paid this past due special assessment on February 17, 2012 and the City of Buckeye subsequently informed management that the Desert Moon Estates Property was in current status.

Note Payable

On February 17, 2012, SPT-Lake Elsinore Holding Co., LLC (“Borrower”), a Delaware limited liability company and wholly owned subsidiary of the Company’s affiliate, Shopoff Partners, L.P., closed a secured loan from Cardinal Investment Properties – Ramsgate, L.P. (“Lender”). The loan amount was $800,000 and was made pursuant to a loan agreement between Borrower and Lender dated February 15, 2012 (the “Loan”).

The Loan bears interest at a rate of twelve percent per annum, and has a maturity date in twelve months at which time all accrued and unpaid interest and principal is due in full. Interest is due and payable quarterly, commencing on the date that is one month after the disbursement date and continuing thereafter. A service fee of five percent of the Loan amount, or $40,000, was deemed earned upon the funding of the Loan and was paid to Lender at the time of the disbursement of funds to Borrower. Borrower may extend the Loan for up to one additional period of six months, provided (i) Borrower is not in default at the time of the extension, (ii) Borrower gives written notice to Lender of its intent to extend no less than ten days prior to the then-current maturity date, (iii) Borrower makes payment to Lender of a two percent Loan Extension Fee, based on the then-outstanding Loan balance, and (iv) Borrower makes payment to Lender of any unpaid interest accrued under the Loan. Interest accruing under the Loan during an extension period shall be paid monthly in arrears. The Loan may be prepaid in whole or in part without penalty before the maturity date. However, in no event shall the total cumulative interest payable with respect to the loan be less than $72,000, regardless of when the Loan is paid.

The Loan is secured by a deed of trust with assignment of rents in favor of Lender on the remaining property originally purchased by the Company on November 5, 2009, referred to as Tuscany Valley. The Tuscany Valley properties are comprised of three hundred fifty-five entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California. Borrower has agreed to indemnify and hold harmless Lender from and against any and all indemnified costs directly or indirectly arising out of or resulting from any hazardous substance being present or released in, on or around, or potentially affecting, any part of the property securing the loan.

The Loan is subject to a limited recourse guaranty in favor of Lender executed by William A. Shopoff, the Company’s President and Chief Executive Officer, as an individual guarantor.

If Borrower fails to make any payment when required under the promissory note, Lender has the option to immediately declare all sums due and owing under the promissory note.

Borrower plans to use the proceeds from this Loan (i) to pay a delinquent special assessment from the Watson Road Community Facilities District, payable to the Town of Buckeye in Arizona, in the approximate amount of $136,000 (ii) to make a $70,000 settlement payment to attorneys representing claimants in an arbitration matter involving a prior property owned by an affiliated entity of the Company, (iii) for payment of certain other outstanding liabilities of the Company, and (iv) reserves for certain projected future Company liabilities.

Other – Estimated Value Per Share

On February 20, 2012, the Company’s board of directors approved a basic estimated value per share of the Company’s common stock of $6.56 and a fully diluted estimated value per share of the Company’s common stock of $6.24 based on an equal weighted average of (i) the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or adjusted net asset value method, and (ii) the present value of future expected income of the Company, discounted for risk, or discounted cash flow method, divided by the actual number of shares outstanding for the basic estimated value per share and anticipated number of shares outstanding for the fully diluted estimated value per share, all as of December 31, 2011. The Company provided this estimated value per share to assist broker dealers that participated in the Company’s initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”).

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We currently have limited exposure to financial market risks because of the current stage of our operations. We currently invest our cash and cash equivalents in an FDIC-insured savings account which, by its nature, is subject to interest rate fluctuations. As of December 31, 2011, a 10% increase or decrease in interest rates would have no material effect on our interest income.

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

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for non-accelerated filers such as the Company pursuant to certain federal legislation enacted in July 2010.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us as a smaller reporting company, to provide only management’s report in this annual report.

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

Code of Conduct

Our board of directors has adopted a Code of Business Conduct And Ethics, which applies to our directors, principal executive officer, principal financial officer, our other executive officers, and all employees who perform these functions. A copy of the Code Business Conduct And Ethics is available to any person without charge by submitting a request to our Chief Financial Officer at 2 Park Plaza Suite 700, Irvine, California 92614. If we amend our Code of Business Conduct And Ethics as it applies to the directors, principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the Code of Business Conduct And Ethics to any such person, we will disclose such amendment or waiver on our website at www.shopoffpropertiestrust.com.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information, as of December 31, 2011, relating to our 2007 Equity Incentive Plan pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	( excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	reflected in column (a)) ( c )

Equity compensation plans approved by security holders	1,655,000	$$9.50	1,357,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,655,000	$$9.50	1,357,500

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

3.     Exhibits

Exhibit Number	Exhibit

1.1	Broker-Dealer Agreement between Shopoff Properties Trust, Inc. and Shopoff Securities, Inc. (filed as Exhibit 1.1 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Registration No. 333-139042) and incorporated herein by reference).

3.1	Charter of the Registrant (filed as Exhibit 3.1 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

3.2	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to Shopoff Properties Trust’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference).

3.3	Bylaws of the Registrant (filed as Exhibit 3.2 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 on June 22, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

3.5	Agreement of Limited Partnership of Shopoff Partners (filed as Exhibit 3.5 on June 6, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 on May 1, 2009 to Shopoff Properties Trust’s Post Effective Amendment No. 3 (Reg. No. 333-139042) and incorporated herein by reference).

4.1	Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 on March 30, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).

10.1	2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (Reg. No. 333-152782) on August 5, 2008 and incorporated herein by reference). +

10.2	Advisory Agreement between Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.2 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

Exhibit Number	Exhibit

10.3	Amendment to Advisory Agreement, dated January 21, 2009, by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.4 on January 22, 2009 to Shopoff Properties Trust’s Post-Effective Amendment No. 2 (Reg. No. 333-139042) and incorporated herein by reference).

10.5	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 23, 2008 and amendments thereto (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).

10.6	Assignment and Assumption Agreement by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 30, 2008 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).

10.7	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated September 30, 2008 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Form 10-Q filed on November 14, 2008 and incorporated herein by reference).

10.8	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated December 30, 2008 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).

10.9	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $414,000 dated January 9, 2009 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.10	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $1,886,000 dated January 9, 2009 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.11	Promissory Note in the amount of $1,886,000, dated January 9, 2009 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.12	Promissory Note in the amount of $414,000, dated January 9, 2009 (filed as Exhibit 10.4 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.13	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 13, 2009 (filed as Exhibit 10.4 to Post-Effective Amendment No. 2 (Registration No. 333-139042) on January 22, 2009 and incorporated herein by reference).

10.14

Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 4, 2009 and incorporated herein by reference).

10.15	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Khalda Development, Inc., dated February 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 26, 2009 and incorporated herein by reference).

10.16	Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co. and MS Rialto Wasson Canyon CA, LLC, dated April 17, 2009 (filed as Exhibit 10.1 to Form 8-K on April 23, 2009 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co., LLC and U.S. Bank National Association, dated May 13, 2009 (filed as Exhibit 10.1 to Form 8-K on May 21, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated June 29, 2009, by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc (filed as Exhibit 10.1 to Form 8-K on August 5, 2009 and incorporated herein by reference).

10.19	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc., dated July 28, 2009 (filed as Exhibit 10.2 to Form 8-K on August 5, 2009 and incorporated herein by reference).

10.20	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.1 to Form 8-K on September 11, 2009 and incorporated herein by reference).

10.21	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.2 to Form 8-K on September 11, 2009 and incorporated herein by reference).

10.22	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.3 to Form 8-K on September 11, 2009 and incorporated herein by reference).

10.23	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.4 to Form 8-K on September 11, 2009 and incorporated herein by reference).

10.24	Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT- Lake Elsinore Holding Co., LLC dated September 3, 2009 (filed as Exhibit 10.2 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.25	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated September 3, 2009 (filed as Exhibit 10.3 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.26	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.4 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.27	Restated Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.5 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.28	All-Inclusive Purchase Money Note Secured By Deed of Trust between SPT- Lake Elsinore Holding Co., LLC and TSG Little Valley, L.P. and dated November 6, 2009 (filed as Exhibit 10.6 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.29	Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated December 8, 2009 (filed as Exhibit 10.1 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.30	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated January 20, 2010 (filed as Exhibit 10.2 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.31	Participation Agreement between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated February 3, 2010 (filed as Exhibit 10.3 to Form 8-K on February 9, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

10.32	Loan Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.1 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.33	Promissory Note Secured By Deed Of Trust between SPT- Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Underwood, L.P. and dated August 30, 2010 (filed as Exhibit 10.2 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.34	Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.3 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.35	Rider to Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.4 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.36	Security Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.5 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.37	Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated March 10, 2011 (filed as Exhibit 10.37 to Form 10-K on April 15, 2011 and incorporated herein by reference).

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated April 6, 2011 (filed as Exhibit 10.38 to Form 10-K on April 15, 2011 and incorporated herein by reference).

10.39	Agreement to Purchase and Sell Interest in Contract to Buy and Sell Real Estate, dated September 7, 2011, by and between Steven F. Dallman and Shopoff Advisors, L.P. (filed as Exhibit 10.1 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.40	Contract to Buy and Sell Real Estate (LAND), dated June 14, 2011, by and between Steven F. Dallman or Assigns and Lundieck Investments, Ltd. (filed as Exhibit 10.2 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.41	Second Amendment to Agreement to Purchase and Sell Interest in Contract to Buy and Sell Real Estate, dated September 7, 2011, by and between Steven F. Dallman and Shopoff Advisors, L.P. (filed as Exhibit 10.3 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.42	First Amendment to Agreement to Purchase and Sell Interest in Contract to Buy and Sell Real Estate, dated September 7, 2011, by and between Steven F. Dallman and Shopoff Advisors, L.P. (filed as Exhibit 10.4 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.43	Promissory Note and Deed of Trust – Tracts A & B - Lundieck Investments, Ltd. (filed as Exhibit 10.5 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.44	Promissory Note and Deed of Trust – Tracts C & D - Lundieck Investments, Ltd. (filed as Exhibit 10.6 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.45	Statement of Authority and Special Warranty Deed (filed as Exhibit 10.7 to Form 8-K on November 25, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit

10.46	Promissory Note and Deed of Trust - Steven F. Dallman (filed as Exhibit 10.8 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.47	Assignment Agreement, dated November 2, 2011, by and among Steven F.Dallman, SPT Vantage Point, LLC and Shopoff Advisors, L.P. (filed as Exhibit 10.9 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.48	Limited Liability Company Agreement of SPT-Vantage Point LLC (filed as Exhibit 10.10 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.49	Loan Agreement, dated February 15, 2012, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Ramsgate, L.P., a California limited partnership (filed as Exhibit 10.1 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.50	Promissory Note Secured By Deed of Trust between SPT- Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Ramsgate, L.P. and dated February 15, 2012 (filed as Exhibit 10.2 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.51	Deed of Trust with Assignment of Rents, dated February 15, 2012, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Ramsgate, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.3 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.52	Rider to Deed of Trust with Assignment of Rents, dated February 15, 2012, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Ramsgate, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.4 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.53	Security Agreement, dated February 15, 2012, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Ramsgate, L.P., a California limited partnership (filed as Exhibit 10.5 to Form 8-K on February 24, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensation plan.

69

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Shopoff Properties Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shopoff Properties Trust, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopoff Properties Trust, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and cash outflows from operations during 2011 and 2010, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its business operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Newport Beach, California

April 6, 2012

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Assets
Cash and cash equivalents	$20,390	$31,079
Restricted cash	80,845	80,845
Note and interest receivable, net	356,797	713,593
Real estate investments	19,063,229	14,545,271
Real estate investments, held for sale	—	3,471,869
Prepaid expenses and other assets, net	109,122	53,057
Due from related parties	—	380,390
Loan fees and related loan expenses, net	—	52,741
Property and equipment, net	16,107	56,850
Total Assets	$19,646,490	$19,385,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$670,551	$848,690
Due to related parties	203,854	88,276
Interest payable	40,667	146,625
Income taxes payable	8,912	—
Notes payable secured by real estate investments, net	4,900,100	4,328,416
Total Liabilities	5,824,084	5,412,007

Commitments and Contingencies	—	—

Stockholders’ Equity
Shopoff Properties Trust, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,109,100 and 2,011,750 shares issued at December 31, 2011 and December 31, 2010, respectively	21,091	20,118
Treasury stock, 37,500 and zero shares at par value	(375)	—
Additional paid-in capital, net of offering costs	18,350,365	17,286,715
Accumulated deficit	(4,959,424)	(3,333,245)
Total Shopoff Properties Trust, Inc. stockholders’ equity	13,411,657	13,973,588
Non-controlling interest	410,749	100
Total stockholders’ equity	13,822,406	13,973,688
Total Liabilities and Stockholders’ Equity	$19,646,490	$19,385,695

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,	December 31,
	2011	2010

Revenues:
Sale of real estate	$6,300,000	$2,231,775
Interest income – notes receivable	—	96,248
Interest income and other	—	1,006
Other income	—	49,115
	6,300,000	2,378,144

Expenses:
Cost of sales of real estate	3,920,387	1,487,956
Impairment charges	1,500,000	1,000,000
Loan loss provision	356,796	—
Legal settlement	70,000	—
Stock based compensation	514,348	536,051
Asset management fees	370,696	378,450
Professional fees	405,786	287,662
Insurance	190,280	203,662
General and administrative	261,316	200,394
Director compensation	181,750	190,000
Dues and subscriptions	84,796	133,789
Due diligence costs related to properties not acquired	76,887	101,103
	7,933,042	4,519,067
Net loss before income taxes	(1,633,042)	(2,140,923)
Provision (benefit) for income taxes	8,912	(14,637)
Net loss	$(1,641,954)	$(2,126,286)
Less: Net loss attributable to noncontrolling interests	(15,775)	—
Net loss attributable to the Company	(1,626,179)	(2,126,286)
Earnings per common share attributable to Company - Basic	$(0.80)	$(1.08)
Earnings per common share attributable to Company - Diluted	$(0.80)	$(1.08)
Weighted-average number of common shares outstanding, used in per share computations:
Basic	2,021,725	1,961,372
Diluted	2,021,725	1,961,372

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011 and 2010

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholder's	Non-controlling	Total
	Stock	Stock	Capital	Deficit	Equity	Interest	Equity

Balance - December 31, 2009	$19,184	$—	$15,828,758	$(1,206,959)	14,640,983	$100	14,641,083
Issuance of common stock	634		601,666		602,300		602,300
Subscribed stock	(63)		(59,787)		(59,850)		(59,850)
Vesting of restricted stock issued to certain directors and officers	363		344,012		344,375		344,375
Stock compensation			191,676		191,676		191,676
Offering costs paid to sponsor			380,390		380,390		380,390
Net loss				(2,126,286)	(2,126,286)		(2,126,286)
Balance - December 31, 2010	20,118	—	17,286,715	(3,333,245)	13,973,588	100	13,973,688
Issuance of common stock	611		549,289		549,900		549,900
Vesting of restricted stock issued to certain directors and officers	362		344,014		344,376		344,376
Vested restricted stock forfeited and held as treasury stock		(375)	375		—		—
Stock compensation			169,972		169,972		169,972
Noncontrolling interests contributions		—			—	426,424	426,424
Net loss				(1,626,179)	(1,626,179)	(15,775)	(1,641,954)
Balance - December 31, 2011	$21,091	$(375)	$18,350,365	$(4,959,424)	$13,411,657	$410,749	$13,822,406

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Years Ended
	December 31, 2011	December 31, 2010

Cash Flows from Operating Activities

Net loss	$(1,641,954)	$(2,126,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate investment	(2,379,613)	(743,819)
Impairment charges	1,500,000	1,000,000
Loan loss provision	356,796	—
Loan fee from new issuance of debt secured by real estate investment	—	(50,000)
Interest receivable from real estate-related investment	—	(96,248)
Interest expense added to loan secured by real estate investment	80,000	40,000
Depreciation expense	40,744	44,804
Amortization expense	52,741	10,548
Stock compensation	514,348	536,051
Changes in assets and liabilities:
Due to related parties	115,578	71,577
Accounts payable and accrued liabilities	(246,444)	312,643
Income taxes payable	8,912	(42,986)
Interest payable	(105,958)	74,132
Prepaid expenses and other assets, net	12,240	23,573
Due from related parties	380,390	—
Loan fees and related loan expenses, net	—	(13,289)
Interest and loan fee receivable	—	45,000
Net cash used in operating activities	(1,312,220)	(914,300)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(1,444)
Real estate investments	(1,846,090)	(1,133,426)
Proceeds from sale of real estate investment, net	5,929,613	1,894,253
Net cash provided by investing activities	4,083,523	759,383
Cash Flows from Financing Activities
Issuance of common stock to subscribers	—	602,300
Subscribed stock	—	(59,850)
Non-controlling interest	426,424	—
Repayment of notes payable secured by real estate investment	(3,208,416)	(1,491,584)
Proceeds from new loan secured by real estate investment	—	880,000
Restricted cash	—	109,108
Net cash (used in) provided by financing activities	(2,781,992)	39,974
Net change in cash	(10,689)	(114,943)
Cash, beginning of year	31,079	146,022
Cash, end of year	$20,390	$31,079

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of real estate investment with assumption of debt	$3,700,100	$–
Issuance of common stock in lieu of cash for acquisition of real estate	$549,900	$—
Reimbursement of excess organizational and offering expenses paid to the Advisor and affiliated entities	$–	$380,390
Pre-paid interest	$-	$120,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$417,473	$341,827
Cash paid for income taxes	$–	$37,000

SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW INFORMATION

Unbilled insurance reimbursements included in other assets and unpaid legal liability included in accounts payable and accrued liabilities	$68,304	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

1.	ORGANIZATION AND NATURE OF BUSINESS

Formation and nature of operations

Shopoff Properties Trust, Inc. (the “Trust”) was incorporated on November 16, 2006 under the laws of the State of Maryland. The Company adopted December 31 as its fiscal year end. The Trust intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its tax year ending December 31, 2012. The Trust was incorporated to raise capital and acquire ownership interests in undervalued, undeveloped, non-income producing real estate assets for which the Trust will obtain entitlements and hold such assets as long-term investments for eventual sale. In addition, the Trust may acquire partially improved and improved residential and commercial properties and other real estate investments. It is presently expected that the majority of the Trust’s real estate related assets will be located in California, Nevada, Arizona, Hawaii, Texas and Colorado. The Trust and all of its majority-owned subsidiaries are hereinafter collectively referred to as (the “Company” or “We”).

The recent focus of our acquisitions has been on distressed or opportunistic property offerings. At our inception, our focus was on adding value to property through the entitlement process, but the recent real estate market has generated a supply of real estate projects that are all partially or completely developed versus vacant, undeveloped land. This changed the focus of our acquisitions to enhancing the value of real property through redesign and engineering refinements and removed much of the entitlement risk that we expected to undertake. Although acquiring distressed assets at greatly reduced prices from the peaks of 2005-2006 does not guaranty us success, we believe that it does allow us the opportunity to acquire more assets than previously contemplated.

We believe there will be continued distress in the real estate market in the near term, although we believe that prices have found support in some of our target markets.  We have seen pricing increases compared to earlier years, but opportunities continue to be available as properties make their way through the financial system and ultimately come to market. We are also seeing more opportunities to work with landowners under options or joint ventures and obtain entitlements in order to create long term shareholder value. Our view of the mid to long term is more positive, and we expect property values to improve over the next four- to ten-year time horizon. Our plan has been to position the REIT to capitalize on these opportunities for capital appreciation.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

As of August 29, 2010, the Company concluded its best-efforts initial public offering in which it offered 2,000,000 shares of its common stock at a price of $9.50 per share and 18,100,000 shares of common stock at $10.00 per share. On August 29, 2008, the Company met the minimum offering requirement of the sale of at least 1,700,000 shares of common stock. As of December 31, 2011, the Company had accepted subscriptions for the sale of 1,919,400 shares of its common stock at a price of $9.50 per share not including: 21,100 shares issued to The Shopoff Group L.P.; 70,000 shares of vested restricted stock issued to certain officers and directors; and 61,100 shares of our common stock issued to certain accredited investors in a private placement as part of the consideration for the acquisition of land. As of August 29, 2010, the end of the offering period, the Company had 80,600 shares of common stock at a price of $9.50 and 18,100,000 shares at a price of $10.00 remaining for sale and subsequently proceeded with the deregistration of these shares totaling 18,180,600 through the filing of a post effective amendment number 7 with the SEC. The SEC declared this post effective amendment number 7 effective on September 7, 2010.

As of December 31, 2011, the Company owned one hundred percent of five properties and a portion of a sixth property (See Note 4 for additional information):

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
F-8

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

•	47.9 acres of unimproved land zoned commercial/retail and multi-family residential, which currently permits 306 residential units and 25 acres of retail land located in the Town of Parker, Douglas County, Colorado purchased for $4,900,000. The Company owns a portion of this property through a specific purpose limited liability company with an affiliate of our Advisor.

Through December 31, 2011, the Company had originated three loans, a $600,000 secured loan to Mesquite Venture I, LLC and two secured loans totaling $2,300,000 to Aware Development Company, Inc. One loan, the $600,000 secured loan to Mesquite Venture I, LLC, was outstanding as of December 31, 2011 and December 31, 2010 (See Note 3).

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

Although not wholly owned, the Company’s Operating Partnership is the manager of and has control over the management and major operating decisions of SPT – Vantage Point, LLC, a joint venture formed in November, 2011. Accordingly, the accounts of SPT – Vantage Point, LLC are consolidated in the Company’s consolidated financial statements as of and for the year ended December 31, 2011.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Going Concern and Liquidity Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue to meet its liquidity requirements for the foreseeable future. For each of the two years ended December 31, 2011 and 2010, the Company has reported losses and cash outflows from operations. Additionally, as of December 31, 2011, the Company has an accumulated deficit of approximately $4,959,000, has approximately $20,000 in cash, owes vendors approximately $924,000, and has two notes payable aggregating $2,300,100 that mature in 2012, one of which is due and payable May 17, 2012, the other due and payable July 31, 2012. Additionally, the Company has required principal payments aggregating $250,000 due in 2012 on two other notes payable (such other notes payable are in addition to the two notes payable discussed above). These conditions raised substantial doubt about the Company’s ability to continue to meet its liquidity requirements and to continue as a going concern. As a result, management is taking the following actions: The Company is actively pursuing discussions with potential lending sources for land assets as the market for lending on unentitled and undeveloped land has become more available although the cost of funds could be prohibitive. Additionally, management will open discussions with its current lenders to restructure the due dates of existing loans. Management has also been pursuing discussion with potential joint venture partners who would purchase a portion of existing Company real estate assets in exchange for cash. The intent of the Company is to extend existing debt, to obtain new debt on real estate owned that is currently unencumbered and/or enter into a joint venture agreement whereby the Company would contribute a portion of its real estate assets in exchange for cash. The Company is currently seeking approximately $3,000,000 in new funding from either lending or joint venture sources.

The Company believes it will have sufficient funds for the operation of the Company for the near future. However, if new financings and a recapitalization utilizing existing Company assets as discussed above do not happen, the Company may need to consider alternative solutions or may need to cease operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

Since the Company’s wholly owned subsidiary, Shopoff General Partner, LLC, is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in the Company’s consolidated financial statements. The accounts of Shopoff General Partner, LLC are also consolidated in the Company’s consolidated financial statements since it is wholly owned by the Company. Additionally, SPT Real Estate Finance, LLC, SPT-SWRC, LLC, SPT-Lake Elsinore Holding Co., LLC, SPT AZ Land Holdings, LLC, SPT – Chino Hills, LLC and Shopoff TRS, Inc. are also 100% owned by the Operating Partnership and therefore their accounts are consolidated in the Company’s financial statements as of and for the years ended December 31, 2011 and December 31, 2010.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Although not wholly owned, since the Company’s Operating Partnership is the manager of and has control over the management and major operating decisions of SPT – Vantage Point, LLC, the accounts of SPT – Vantage Point, LLC are consolidated in the Company’s consolidated financial statements as of and for the year ended December 31, 2011.

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk consists of cash. As of December 31, 2011, we did not have bank balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

As of December 31, 2011, the Company maintained marketable securities in a money market account at certain financial institutions that were subject to the Securities Investor Protection Corporation (“SIPC”) limit of $500,000. We did not have any bank balances in excess of the SIPC limit as of December 31, 2011. This money market account, also known as a brokerage safekeeping account, is protected by additional coverage that the financial institution has purchased through Lloyd’s of London, which provides additional protection up to $149.5 million.

The Company’s real estate and real estate related assets are located in Arizona, California, Colorado and Nevada. Accordingly, there is a geographic concentration of risk subject to fluctuations in the local economies of Arizona, California, Colorado and Nevada. Additionally, the Company’s operations are generally dependent upon the real estate industry, which is historically subject to fluctuations in local, regional and national economies.

 Revenue and Profit Recognition

It is the Company’s policy to recognize gains on the sale of investment properties. In order to qualify for immediate recognition of revenue on the transaction date, the Company requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate a commitment to pay, any receivable resulting from seller financing not be subject to future subordination, and that the usual risks and rewards of ownership be transferred to the buyer. We expect these criteria to be met at the close of escrow. The Company’s policy also requires that the seller not have any substantial continuing involvement with the property. If we have a commitment to the buyer for a specific dollar amount, such commitment will be accrued and the recognized gain on the sale will be reduced accordingly.

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

For income-producing properties we intend to recognize base rental income on a straight-line basis over the terms of the respective lease agreements (including any rent holidays). Differences between recognized rental income and amounts contractually due under the lease agreements will be credited or charged (as applicable), to rent receivable. Tenant reimbursement revenue, which is expected to be comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other expenses, will be recognized as revenue in the period in which the related expenses are incurred.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The Company recognized a loan loss provision of $356,796 during the year ended December 31, 2011. This note receivable is known as Mesquite Venture I, LLC. See Note 3 for additional information.

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

December 31, 2011 and 2010

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The Company recognized impairment charges in the aggregate amount of $1,500,000 on two existing Company investments during the year ended December 31, 2011. These two existing Company investments are known as the Desert Moon Estates Property and the Tuscany Crest / Tuscany Valley Project (the Tuscany Crest / Tuscany Valley Project being part of a larger original purchase known as the Tuscany Valley properties). The Desert Moon Estates Property was impaired by $500,000 and the Tuscany Crest / Tuscany Valley Project was impaired by $1,000,000.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The Company recognized impairment charges in the aggregate amount of $1,000,000 on three real estate investments for the year ended December 31, 2010. These three existing Company investments are known as the Desert Moon Estates Property, the Tuscany West Project, and the Commercial Project (the Tuscany West Project and the Commercial Project being part of a larger original purchase known as the Tuscany Valley properties). The Desert Moon Estates Property was impaired by $397,000, the Tuscany West Project was impaired by $335,000, and the Commercial Project was impaired by $268,000.

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

As of December 31, 2011, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 107,500 of which were vested as of December 31, 2011 and 66,250 of which remain unvested as of December 31, 2011. Of the 107,500 shares which had vested as of December 31, 2011, 37,500 shares were voluntarily forfeited and are held as treasury stock by the Company, reducing the number of vested shares that are outstanding from 107,500 to 70,000. Unvested shares were excluded in the calculation of EPS for the year ended December 31, 2011 since their effect would be anti-dilutive.

As of December 31, 2010, the Company had granted 173,750 shares of restricted stock to certain directors and officers, 71,250 of which were vested as of December 31, 2010 and 102,500 of which remain unvested as of December 31, 2010. Unvested shares were not included in the calculation of EPS for the year ended December 31, 2010 since their effect would be anti-dilutive.

As of December 31, 2011, the Company had 123,750 stock options that were granted to certain directors and officers, 69,400 of which were vested as of December 31, 2011 and 54,350 of which remain unvested as of December 31, 2011. However, the 123,750 stock options were excluded in the calculation of EPS for the years ended December 31, 2011 since their effect would be anti-dilutive.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

As of December 31, 2010, the Company had 123,750 stock options that were granted to certain directors and officers, 42,900 of which were vested as of December 31, 2010 and 80,850 of which remain unvested as of December 31, 2010. The 123,750 stock options were excluded in the calculation of EPS for the year ended December 31, 2010 since their effect would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the years ended December 31, 2011 and 2010, respectively:

	Year Ended
	December 31,
	2011	2010

Numerator:
Net loss	$(1,641,954)	$(2,126,286)
Less: Net loss attributable to noncontrolling interests	$(15,775)	$—
Net loss attributable to the Company	$(1,626,179)	$(2,126,286)

Denominator:
Weighted average outstanding shares of common stock	2,021,725	1,961,372
Effect of contingently issuable restricted stock	—	—
Effect of contingently issuable stock options	—	—
Weighted average number of common shares and potential common shares outstanding	2,021,725	1,961,372

Basic loss per common share	$(0.80)	$(1.08)
Diluted loss per common share	$(0.80)	$(1.08)

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

December 31, 2011 and 2010

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis (except as disclosed below) and, as of December 31, 2011 and December 31, 2010, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis except as described in the long-lived assets above.

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

The Company’s policy establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. Level 3 instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The following items are measured at fair value on a recurring basis subject to the Company’s disclosure requirements at December 31, 2011 and December 31, 2010:

As of December 31, 2011
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$14,073	$14,073	$14,073	$—	$—

As of December 31, 2010
Fair Value Measurements Using:
			Quoted	Significant	Significant
			Markets	Observable	Unobservable
	Carrying	Total	Prices	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$12,204	$12,204	$12,204	$—	$—

Noncontrolling Interests in Consolidated Financial Statements

     The Company classifies noncontrolling interests as part of consolidated net earnings ($(15,775) for the year ended December 31, 2011 and $0 for the year ended December 31, 2010) and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity ($410,749 at December 31, 2011 and $100 at December 31, 2010). Earnings per share reflects amounts attributable only to the Company. Similarly, in the presentation of shareholders’ equity, the Company distinguishes between equity amounts attributable to the Company’s stockholders and amounts attributable to the noncontrolling interests. Increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

December 31, 2011 and 2010

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

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, or the Code, beginning with the taxable year ending December 31, 2012. The Company has not yet qualified as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. The Company is currently being taxed as a C Corporation.

The Company’s computed effective tax rate was negative for the year ended December 31, 2011 and the Company recorded an income tax expense of approximately $9,000. The Company’s effective rate differs from the U.S. federal statutory rate primarily due to the deferred tax asset valuation position on federal net operating losses (“NOL”), state tax that restricts the use of state net operating losses, and federal and state alternative minimum tax effects.

At December 31, 2011, the Company had a federal NOL carry-forward of approximately $445,000 and a state NOL carry-forward of approximately $1,260,000.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

At December 31, 2010, the Company had a federal NOL carry-forward of approximately $1,340,000 and a state NOL carry-forward of approximately $2,254,000.

A portion of the carryfowards may expire before being applied to reduce future income tax liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Although management believes the Company will be profitable in the foreseeable future, based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the more likely than not criteria under ASC 740 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

As of December 31, 2011, based on the weight of available evidence, including cumulative losses in recent years, realization of deferred tax assets does not appear more likely than not. Therefore a full valuation allowance will continue to be applied against net deferred tax assets.

As of December 31, 2011, the Company had not recorded any unrecognized tax benefit. The Company does not expect the unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the year ended December 31, 2011.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

3. NOTE RECEIVABLE

As of December 31, 2011 and December 31, 2010, the Company, through a wholly owned subsidiary, had invested in a real estate loan receivable as follows:

								Maturity
	Date			Book	Book	Contractual	Annual Effective	Date as of
Loan Name	Acquired/	Property	Loan	Value as of	Value as of	Interest	Interest Rate at	December 31,
Location of Related Property or Collateral	Originated	Type	Type	December 31,2011	December 31, 2010	Rate	December 31, 2011	2011

Mesquite Venture I
Mesquite, Nevada	9/30/2008	Vacant Land	Second deed of Trust	$691,211	$691,211	14.00%	19.00%	1/15/2011

Accrued interest				22,382	22,382
Reserve for loan losses				(356,796)	—

				$356,797	$713,593

     The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2011:

Real estate loans receivable — December 31, 2010	$713,593
Accrued interest	—
Provision for loan loss	(356,796)
Real estate loans receivable — December 31, 2011	$356,797

     Mesquite Venture I, LLC

On September 30, 2008, the Company originated, through SPT Real Estate Finance, LLC, a real estate loan for an amount of $600,000. The borrower was Mesquite Venture I, LLC. All attorney and closing costs were paid by the borrower. The loan was a second position lien behind a $3,681,000 first position lien (the “Senior Loan”). The initial term of the loan was nine months due on June 30, 2009 and bore interest at an annual rate of 14%. The loan is secured by a deed of trust, assignment of rents and security agreement encumbering real property situated in the City of Mesquite. This loan is also secured by personal guarantees from four separate individuals.

The compensation received by the Advisor and its affiliates in connection with this transaction is as follows: (i) an acquisition fee equal to 3% of the loan amount, or $18,000, and (ii) monthly asset management fees equal to 1/12 of 2% of the total loan amount, or $1,000 per month, plus capitalized entitlement and project related costs, for the first year, and then based on the appraised value of the asset after one year. The total compensation received by the Advisor as of December 31, 2011 was $57,000.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

On or about June 30, 2009, the Company, through SPT Real Estate Finance, LLC, agreed to extend the maturity date of its secured note with Mesquite Venture I, LLC from June 30, 2009 to May 15, 2010. In consideration of this loan extension, Mesquite Venture I, LLC agreed to pay a loan extension fee of five percent of the outstanding principal balance or $30,000 payable as follows: $10,000 upon execution of the secured note extension, $10,000 on October 1, 2009 and $10,000 on January 1, 2010. Mesquite Venture I, LLC also agreed to make a $10,000 payment on April 1, 2010, which was to be applied against accrued and unpaid interest. Interest accrued on the outstanding principal balance at an annual rate of 14% and all accrued and unpaid interest and principal became due and payable in full at the new maturity date of May 15, 2010.

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

December 31, 2011 and 2010

On March 4, 2010, Mesquite Venture I, LLC paid SPT Real Estate Finance the negotiated $40,000.

This note matured on May 15, 2010; however SPT Real Estate Finance, LLC did not receive payment in full as agreed to by Mesquite Venture I, LLC. Management began discussions with Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC and on or about August 13, 2010, management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement whereby management (i) granted an extension to Mesquite Venture I, LLC resulting in a new maturity date of January 15, 2011, (ii) agreed to waive extension fees relating to the modification, (iii) agreed the interest rate during the extension period would be 14%, (iv) added all accrued and unpaid interest through the date of the reinstatement and modification to the outstanding principal balance of the promissory note, (v) agreed during the extension period, Mesquite Venture I, LLC would make monthly payments of $5,000 towards accrued and unpaid interest, and (vi) agreed Mesquite Venture I, LLC would provide additional collateral, specifically fifty percent (50%) of one guarantors ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on a hotel site in northern California (the Silvertip Resort Village).

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

The secured note to Mesquite Venture I, LLC matured on January 15, 2011 and SPT Real Estate Finance, LLC did not receive payment in full as required by Mesquite Venture I, LLC. The Company sent a demand letter to the guarantors on the Mesquite loan on January 20, 2011 indicating that, if payment was not received within 10 days, the Company intended to immediately pursue collection. The due date on the demand letter passed without payment from Mesquite Venture I, LLC. Management began discussions with (i) Mesquite Venture I, LLC regarding their matured $600,000 promissory note with SPT Real Estate Finance, LLC, and (ii) Company legal counsel regarding options available to the Company regarding collection of the outstanding receivable.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

On July 14, 2011, an entity controlled by one of the original guarantors of the secured note to Mesquite Ventures I, LLC, which entity owns a property known as the Silvertip Resort Village, was placed into bankruptcy by this original guarantor to avoid a pending foreclosure. Prior to the bankruptcy filing, the Company was notified of the pending filing by this same original guarantor. On August 13, 2010, when management and Mesquite Venture I, LLC documented and executed a reinstatement and modification agreement, Mesquite Venture I, LLC provided additional collateral, specifically fifty percent (50%) of one guarantor’s ownership position in Silvertip Resort Village, LLC, a limited liability company whose primary purpose is real estate investment and which currently owns an option on the Silvertip Resort Village hotel site in northern California. The option agreement is held by an entity affiliated with Silvertip Resort Village, LLC. Management is in discussions with Company legal counsel regarding this recent bankruptcy filing and its impact on the Company’s collection efforts on the Mesquite Ventures I, LLC secured note.

On August 12, 2011, Company legal counsel filed suit against the guarantors of the Mesquite Ventures I, LLC secured note for collection of all outstanding principal, interest, and other expenses owed to the Company. As of December 31, 2011 this litigation is still ongoing.

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

The Company recognized a loan loss provision of $356,796 during the year ended December 31, 2011.

The Company had an outstanding interest receivable of $0 as of December 31, 2011 and $22,382 as of December 31, 2010.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

On May 10, 2011, SPT-Lake Elsinore Holding Co., LLC, as seller, sold the Underwood Project to CV Communities, LLC, a Delaware limited liability company, as buyer, 543 single family residential lots, a 9.4 acre park, and over 70 acres of open space on a total of 225 acres of unimproved land commonly referred to as tract 29835 located in the City of Menifee, Riverside County, California, commonly known as the Underwood Project. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated March 10, 2011, as amended. The sales price was $4,500,000 in cash.

The Company’s affiliated advisor, Shopoff Advisors, L.P., received a disposition fee equal to 3% of the contract purchase price, or $135,000, upon consummation of the transaction.

As December 31, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred, in addition to the purchase price of $1,650,000, an additional $448,903 in capitalized project costs including the previously mentioned $49,500 acquisition fee and $135,000 disposition fee resulting in a gain on the sale of this asset of approximately $2,401,000.

The sale provided liquidity to the Company in addition to paying off an existing Company notes payable in the amount of $1,000,000, thereby reducing the Company’s overall liabilities.

As of December 31, 2011, the Company’s affiliated Advisor, had been paid $83,149 in asset management fees since the acquisition of the Underwood Project.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

     Desert Moon Estates Property

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

At our Desert Moon Estates Property, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure. The bonds were issued by the Watson Road Community Facility District (the “CFDs”), independent special-purpose units of city government, established and operating in accordance with Title 48, Chapter 4, Article 6, of the Arizona Statutes as amended. The bonds are serviced by special assessments levied on certain developable and developed property surrounding and including the Desert Moon Estates Property, and the assessments constitute a liability against the developable and developed property and are intended to secure the CFDs’ ability to meet bond servicing obligations. In accordance with generally accepted accounting principles we record and pay the assessments on parcels owned by the Company when such assessments are fixed and determinable. The assessments are not a liability of the Company or any other landowner within the CFDs but are obligations secured by the land. For the developable parcels Desert Moon Estate owns within the CFDs, the Company pays the assessments on a semi-annual basis until such parcels are sold. After a sale by the Company, the Company no longer pays the assessments on the parcels sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

On January 13, 2011, the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on December 1, 2010. On February 25, 2011, the Company received a Notice of Sale of Real Estate for Delinquent Special Assessment (or “Final Notice”) from the Watson Road Community Facilities District. Management paid this past due special assessment on March 29, 2011 and the City of Buckeye subsequently informed management that the Desert Moon Estates Property was in current status. See Note 9 for additional information.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The Company’s affiliated Advisor received an acquisition fee equal to 3% of the contract purchase price, or $90,000, upon consummation of the transaction.

As of December 31, 2011, the Company’s affiliated advisor, Shopoff Advisors, L.P., had been paid $145,735 in asset management fees since the consummation of the transaction.

As of December 31, 2011, SPT AZ Land Holdings., LLC had incurred, in addition to the purchase price of $3,000,000, an additional $1,573,790 in capitalized project costs, and had recognized impairment charges of $897,000.

Springbrook Properties

On September 24, 2009, SPT-Lake Elsinore Holding Co., LLC, was deeded real property with an existing basis of $2,624,646, from SPT Real Estate Finance, LLC, which was previously collateral for two separate secured real estate loans originated by SPT Real Estate Finance, LLC. The real property received was comprised of approximately 118 acres of vacant and unentitled land, and approximately 6.11 acres of vacant and unentitled land, both located near the City of Lake Elsinore, in an unincorporated area of Riverside County, California. Prior to September 24, 2009, SPT Real Estate Finance, LLC had entered into two separate Settlement Agreements with Springbrook Investments, L.P. (“Springbrook”), which agreed to execute and deliver to SPT Real Estate Finance, LLC, grant deeds to the underlying real estate collateral for two loans originally made by Vineyard Bank (the “Vineyard Loans”) that were acquired by SPT Real Estate Finance, LLC, in consideration for the discharge by SPT Real Estate Finance, LLC of all Springbrook’s obligations under the Vineyard Loans. SPT Real Estate Finance, LLC took title to the underlying real estate collateral on September 4, 2009.

The Company’s affiliated Advisor did not receive an acquisition fee upon consummation of the transaction.

As of December 31, 2011, the Company’s Advisor had been paid $116,386 in asset management fees since obtaining these properties from SPT Real Estate Finance, LLC.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

 As of December 31, 2011, SPT Lake Elsinore Holding Co., LLC had incurred, in addition to the assumption of the existing basis of $2,624,647 from SPT Real Estate Finance, LLC, an additional $207,027 in capitalized project costs.

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

The purchase was made pursuant to a purchase and sale agreement and joint escrow instructions, dated September 30, 2008 (the “Tuscany Valley Purchase Agreement”), by and between the Company’s Advisor and TSG Little Valley L. P., a California limited partnership (“TV Seller”), whereby TV Seller agreed to sell and the Company’s Advisor agreed to buy, 163 entitled but unimproved residential lots located in the City of Lake Elsinore, California. The contract purchase price was $4,890,000.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

 On October 15, 2009, SPT-Lake Elsinore Holding Co., LLC entered into a second amendment to purchase and sale agreement and joint escrow instructions with TV Seller to provide that $2,900,000 of the purchase price would be paid by SPT-Lake Elsinore Holding Co., LLC’s execution and delivery into escrow of (a) an all-inclusive purchase money note secured by deed of trust (“Promissory Note”) in favor of TV Seller, as payee therein, in the principal amount of $2,900,000, and (b) an all-inclusive deed of trust executed by SPT-Lake Elsinore Holding Co., LLC in favor of TV Seller, as beneficiary therein, securing the foregoing all-inclusive purchase money note (See Note 5).

The Advisor received an acquisition fee equal to 3% of the contract purchase price, or $288,000, upon consummation of the transaction.

On May 13, 2011, SPT-Lake Elsinore Holding Co., LLC, as seller, sold to Richland Communities Inc, a Florida corporation, as buyer, the Tuscany West portion of the larger Tuscany Valley properties (164 of 519 entitled but unimproved residential lots and 2 commercial lots), commonly referred to as tract 25473 located in the City of Lake Elsinore, California. The sale was made pursuant to a purchase and sale agreement and joint escrow instructions, dated March 23, 2011, as amended. The sales price was $1,800,000 in cash.

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

At the time of the sale, the property’s basis was comprised of an allocated purchase price of $1,900,000 (a portion of the larger original purchase price of $9,600,000), an additional $256,483 in capitalized project costs (including Tuscany West’s allocated portion of the previously mentioned $288,000 acquisition fee), including the $54,000 disposition fee and an impairment charge of $335,000, resulting in a loss on the sale of this asset of approximately $21,500.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

 As of December 31, 2011, SPT-Lake Elsinore Holding Co., LLC had incurred on the remainder of the Tuscany Valley properties, an allocated purchase price of $7,700,000 (a portion of the larger original purchase price of $9,600,000), an additional $992,385 in capitalized project costs (including the remainder portion of the previously mentioned $288,000 acquisition fee), county taxes, appraisal expenses, and accrued interest on the secured promissory note to TV Seller, and had recognized impairment charges on a portion of the remaining Tuscany Valley properties of $1,268,000.

As of the year ended December 31, 2011, the Company’s affiliated Advisor, had been paid $379,472 in asset management fees since the consummation of the transaction.

Stevan J. Gromet, President of Portfolio Partners, Inc., a California corporation, the general partner of TV Seller, is a shareholder of the Company with ownership of 11,000 shares as of December 31, 2011, which represents approximately 0.53% of our total shares outstanding including 21,100 shares purchased by our sponsor, 70,000 vested restricted stock grants issued to our officers and directors, and 61,100 shares of our common stock issued to certain accredited investors in a private placement as part of the consideration for the acquisition of land.

Thru June 30, 2011, TV Seller was a shareholder of the Company with ownership of 14,900 shares, which represented approximately 0.74% of the Company’s total shares outstanding including 21,100 shares purchased by our sponsor and 71,250 vested restricted stock grants issued to our officers and directors. In August 2011, TV Seller distributed its 14,900 shares to a limited partner and as of December 31, 2011, no longer has any ownership in the Company.

Vantage Point Property

On November 18, 2011, a consolidated affiliate of Shopoff Properties Trust, Inc., SPT-Vantage Point, LLC, a Delaware limited liability company (“Buyer”), closed on the purchase of real property consisting of a 47.9 acre parcel of land zoned commercial/retail and multi-family residential, which currently permits 306 residential units and 25 acres of retail land commonly known as “Vantage Point” located in the Town of Parker, Douglas County, Colorado.

The purchase was made pursuant to an Agreement to Purchase and Sell Interest In Contract to Buy and Sell Real Estate (the “Vantage Point Agreement”), dated September 7, 2011, by and between Buyer and Steven F. Dallman (“Seller”).  Under the Vantage Point Agreement, Seller agreed to sell to Buyer all of its rights and obligations under an existing real estate contract (a certain Contract to Buy and Sell Real Estate, dated June 14, 2011, as amended (the “Original Agreement”)), and an escrow agreement between Seller and Lundieck Investments, Ltd.  This Vantage Point Agreement allowed the Buyer to purchase the Vantage Point property. The purchase price for the Vantage Point property was $4,900,000, comprised of $1,650,000 paid to the Seller and $3,250,000 to be paid to Lundieck Investments, Ltd. On October 21, 2011, Buyer and Seller executed a first amendment to the Vantage Point Agreement to extend the due diligence time frame for the Buyer. On October 28, 2011, Buyer and Seller executed a second amendment to the Vantage Point Agreement to provide for Buyer’s payment of the purchase price through a $1,100,100 Second Lien Promissory Note (defined below) and a second lien Deed of Trust. As part of the Original Agreement, Lundieck Investments, Ltd. accepted as part of the Buyer’s payment of the purchase price, a $2,600,000 First Lien Promissory Note and Deed of Trust (defined below).

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

As part of the overall purchase price, Seller agreed to accept 61,100 shares of the Company’s common stock at $9 per share, (total of $549,900), as part of the overall consideration required to close this proposed acquisition.

Shopoff Partners, L.P., an affiliate of the Company, is a member and the manager of SPT-Vantage Point, LLC.  Shopoff Partners, L.P.’s ownership percentage of SPT-Vantage Point, LLC is dependent on the level of capital contributed to SPT-Vantage Point, LLC and is anticipated to change as the Company contemplates the use of additional joint venture partners to fund a majority of the cash required for this project.  Currently one such joint venture partner is an entity that is affiliated with the the Company, the Advisor, and Sponsor.

Seller and Lundieck Investments, Ltd. are not affiliated with Shopoff Properties Trust, Inc. or any of its affiliates.

In connection with the Vantage Point Agreement, Buyer executed two first lien promissory notes (the “First Lien Promissory Notes”) in favor of Lundieck Investments, Ltd. which in aggregate totaled $2,600,000. One First Lien Promissory Note (the “Tracts A and B Promissory Note”), is in the amount of $1,405,560.  The second First Lien Promissory Note (the “Tracts C and D Promissory Note”) is in the amount of $1,194,440. Interest on both First Lien Promissory Notes accrues on the principal outstanding from the date of the First Lien Promissory Note at a rate of five and one-half percent (5.50%) per annum with interest paid semi-annually on the semi-annual and annual anniversary dates of the First Lien Promissory Notes. Buyer agreed to pay a principal pay down of $135,150 on the first through fifth anniversary dates of the First Lien Promissory Note for the Tract A and B Promissory Note. Buyer agreed to pay a principal pay down of $114,850 on the first through fifth anniversary dates of the Note for the Tract C and D First Lien Promissory Note. On the maturity date of the two First Lien Promissory Notes, November 14, 2017, the entire outstanding principal balance and all unpaid interest on the two First Lien Promissory Notes will be due and payable in full. The two First Lien Promissory Notes are secured by two first lien Deeds of Trust which encumber separate portions of the Vantage Point property. Buyer may prepay in whole or in part the principal amount outstanding under the two First Lien Promissory Notes, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Lundieck Investments, Ltd., without penalty or premium.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

 If Buyer fails to pay any installment of principal or interest when due, Buyer will be considered in default and the First Lien Promissory Notes will thereafter bear interest at the rate of twelve percent (12%) per annum.

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

Our Sponsor earned an acquisition fee equal to 2% of the contract purchase price, or $98,000, upon the consummation of the transaction. As of December 31, 2011, SPT – Vantage Point, LLC had paid our Sponsor, an affiliated entity of the Advisor, $49,000 of the total acquisition fee earned of $98,000.

As of the year ended December 31, 2011, SPT – Vantage Point, LLC had paid our Sponsor, an affiliated entity of the Advisor, $50,000 in asset management fees since the consummation of the transaction.

As of the year ended December 31, 2011, SPT – Vantage Point, LLC had incurred, in addition to the purchase price of $4,900,000, an additional $230,381 in capitalized project costs comprised primarily of the previously mentioned acquisition fee and accrued interest on the secured promissory notes to Seller and Lundieck Investments, Ltd.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Interest on the Promissory Note accrued on the principal outstanding from the date of the promissory note at a rate of six percent (6.00%) per annum. Payments of interest only were due quarterly in arrears on November 1, 2009, February 1, 2010 and May 1, 2010. On the original maturity date of this note, July 31, 2010, the entire outstanding principal balance and all unpaid interest on this note was due and payable in full.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

For the year ended December 31, 2011, SPT AZ Land Holdings, LLC recognized interest expense of $110,268 on the outstanding note balance and made interest payments totaling $99,484 to AZPro Developments, Inc.

As of December 31, 2011 and 2010, the total outstanding principal balances related to this note were $1,200,000 and $1,500,000, respectively. This note is due in July 2012.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

 Should TSG Little Valley, L.P. fail to pay any installments when due upon the Included Note, SPT-Lake Elsinore Holding Co., LLC may make such payments directly to payee of the Included Note, and the amount shall be credited to the next following installment or installments due under the note. If SPT-Lake Elsinore Holding Co., LLC fails to make any payment when required under the note, TSG Little Valley, L.P. has the option to immediately declare all sums due and owing under the note.

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

For the year ended December 31, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $96,623, on the outstanding all-inclusive promissory note and made interest payments totaling $237,988 to TSG Little Valley, L.P.

As of December 31, 2011 and 2010, the net outstanding balances related to this loan were $0 and $1,908,416, respectfully.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The loan was secured by a deed of trust with assignment of rents in favor of Lender on property purchased by the Company on May 19, 2009. The collateral was comprised of five hundred forty-three unimproved residential lots in the City of Menifee, California (the Underwood Project). Borrower agreed to indemnify and hold harmless Lender from and against any and all indemnified costs directly or indirectly arising out of or resulting from any hazardous substance being present or released in, on or around, or potentially affecting, any part of the property securing the loan.

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

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

For the year ended December 31, 2011, SPT-Lake Elsinore Holding Co., LLC recognized interest expense of $80,000 on the outstanding note balance and reduced the previously mentioned pre-paid interest payment of $120,000 by $80,000 to reflect the interest payment to Lender. As of December 31, 2011, the pre-paid interest payment of $120,000 had been reduced to $0.

As of December 31, 2011 and 2010, the net outstanding balances related to this loan were $0 and $920,000, respectfully.

Vantage Point Note Payable

As discussed in Note 4 and in connection with the closing of the Vantage Point property, SPT – Vantage Point, LLC executed three promissory notes; one in the amount of $1,100,100 in favor of Steven F. Dallman (“Seller”) and two in the aggregate amount of $2,600,000 in favor of Lundieck Investments, Ltd. and three deeds of trusts, one in favor of the Seller and two in favor of Lundieck Investments, Ltd.

In connection with the Vantage Point Agreement, SPT-Vantage Point, LLC executed two first lien promissory notes (the “First Lien Promissory Notes”) in favor of Lundieck Investments, Ltd. which in aggregate total $2,600,000. One First Lien Promissory Note (the “Tracts A and B Promissory Note”), is in the amount of $1,405,560.  The second First Lien Promissory Note (the “Tracts C and D Promissory Note”) is in the amount of $1,194,440. Interest on both First Lien Promissory Notes accrues on the principal outstanding from the date of the First Lien Promissory Note at a rate of five and one-half percent (5.50%) per annum with interest paid semi-annually on the semi-annual and annual anniversary dates of the First Lien Promissory Notes. SPT-Vantage Point, LLC agreed to pay a principal pay down of $135,150 on the first through fifth anniversary dates of the First Lien Promissory Note for the Tract A and B Promissory Note. SPT-Vantage Point, LLC agreed to pay a principal pay down of $114,850 on the first through fifth anniversary dates of the Note for the Tract C and D First Lien Promissory Note. On the maturity date of the two First Lien Promissory Notes, November 14, 2017, the entire outstanding principal balance and all unpaid interest on the two First Lien Promissory Notes will be due and payable in full. The two First Lien Promissory Notes are secured by two first lien Deeds of Trust which encumber separate portions of the Vantage Point property. Buyer may prepay in whole or in part the principal amount outstanding under the two First Lien Promissory Notes, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Lundieck Investments, Ltd., without penalty or premium.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

 If SPT-Vantage Point, LLC fails to pay any installment of principal or interest when due, SPT-Vantage Point, LLC will be considered in default and the First Lien Promissory Note will thereafter bear interest at the rate of twelve percent (12%) per annum.

In connection with the Vantage Point Agreement, SPT-Vantage Point, LLC also executed a $1,100,100 second lien promissory note (the “Second Lien Promissory Note”) in favor of Seller. Interest on the Second Lien Promissory Note will accrue on the principal outstanding from the date of the Second Lien Promissory Note at a rate of six percent (6.00%) per annum for the first ninety days of the note term and at nine percent (9.00%) thereafter. On the maturity date of the Second Lien Promissory Note, 180 days from the close of escrow, the entire outstanding principal balance and all unpaid interest on the Second Lien Promissory Note will be due and payable in full. The Second Lien Promissory Note is secured by a second lien Deed of Trust which encumbers the entire Vantage Point property. SPT-Vantage Point, LLC may prepay in whole or in part the principal amount outstanding under the Second Lien Promissory Note, together with accrued and unpaid interest thereon computed to the date of prepayment and any sums owing to Seller, without penalty or premium.

If SPT-Vantage Point, LLC fails to pay any installment of principal or interest when due, SPT-Vantage Point, LLC will be considered in default and the principal and all accrued interest will thereafter bear interest at the rate of eighteen percent (18%) per annum until paid in full.

For the year ended December 31, 2011, SPT – Vantage Point, LLC recognized interest expense of $7,671 on the outstanding note balance and made interest payments totaling $0 to Seller.

For the year ended December 31, 2011, SPT – Vantage Point, LLC recognized interest expense of $16,618 on the outstanding note balances and made interest payments totaling $0 to Lundieck Investments, Ltd.

As of December 31, 2011, the total outstanding principal balance related to the Seller note was $1,100,100. This note is due in May 2012.

As of December 31, 2011, the total outstanding principal balance related to the Lundieck Investments, Ltd notes was $2,600,000. These notes are due in November 2017.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Future Minimum Principal Payments

Future minimum principal payments due on notes payable as of December 31, 2012 and for the years ending on December 31 approximated the following:

2012	$2,550,100
2013	250,000
Thereafter	2,100,000
$4,900,100

6. STOCKHOLDERS’ EQUITY

Common Stock

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

As of December 31, 2011 and 2010, the Company had sold and accepted 1,919,400 shares of its common stock for $18,234,300, all of which were sold during the Company's initial public offering. This amount excludes 21,100 shares issued to The Shopoff Group L.P., 70,000 shares of vested restricted stock previously issued to certain officers and directors, and 61,100 shares of our common stock issued to certain accredited investors in a private placement as part of the consideration for the acquisition of land.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

On October 14, 2011, the Company filed post effective amendment No. 1 to form S-8 registration statement, filed for the purpose of terminating the registration statement and deregistering any unissued shares previously registered under the registration statement and issuable under the plan. No shares have been issued under the plan since August 2010.

Restricted Stock Grants

The Company, under its 2007 Equity Incentive Plan, approved the issuance of restricted stock grants to its officers and non-officer directors on August 29, 2008, the date the Company reached the minimum offering amount of $16,150,000. The restricted stock grants, which aggregated 173,750 shares and have an individual value of $9.50 per share, have a vesting schedule of five years for officers and four years for non-officer directors. On August 29, 2009, 2010, and 2011 respectively, 35,000 shares of restricted stock grants to officers and non-officer directors vested. On September 23, 2010 and 2011 respectively, 1,250 shares of restricted stock grants to one non-officer director vested. During the year ended December 31, 2009, 5,000 shares of restricted stock were forfeited, and 5,000 shares of restricted stock were subsequently reissued. The forfeiture and reissuance were the result of the departure of one of our directors and her subsequent replacement as director. During the year ended December 31, 2011, 37,500 shares of vested restricted stock were forfeited and are held by the Company as treasury stock. The forfeitures were the result of voluntary decisions by certain officers and directors. As of December 31, 2011, 66,250 shares of restricted stock remained unvested and outstanding. As of December 31, 2010, 102,500 shares of restricted stock remained unvested and outstanding.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

The 107,500 vested restricted stock grants were recorded as a credit of $1,075 to common stock for the par value of the vested restricted stock grants and $1,020,175 to additional paid-in capital in the accompanying consolidated balance sheets.

The 37,500 shares of restricted stock that were forfeited and not reissued were recorded as a debit of $375 to treasury stock for the par value of the restricted stock grants forfeited and a credit of $375 to additional paid in capital in the accompanying consolidated balance sheets.

For the year ended December 31, 2011, the Company recognized compensation expense of $344,376 comprised of accrued compensation expenses for restricted stock grants that have not yet vested but whose expense is being recognized over the service period. Of the $344,376 accrued compensation expenses for restricted stock grants, $230,574 relates to restricted stock grants that vested during the year ended December 31, 2011 and $113,802 relates to restricted stock grants that have not yet vested but whose expense is being recognized over the service period. The unvested restricted stock grant service period related to the compensation expense of $113,802 ends August 29, 2012.

Stock Option Grants

The Company issues stock grants under its 2007 Equity Incentive Plan. The options granted vest in 4 or 5 equal installments beginning on the grant date and on each anniversary of the grant date over a period of 3 or 4 years. The options have a contractual term of 10 years. A summary of the Company’s common stock option activity as of and for the years ended December 31, 2011 and 2010 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	78,000	$9.50
Granted	45,750	$9.50
Outstanding at December 31, 2010	123,750	$9.50
Granted	—	$—
Outstanding at December 31, 2011	123,750	$9.50

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The Company did not grant any common stock options during the year ended December 31, 2011.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Expected volatility	—%	75%
Expected term	—	6.8 yrs
Risk-free interest rate	—%	1.95%
Dividend yield	—%	—%
Weighted –average grant date fair value	$—	$6.34

The following is a summary of stock option expense for the periods indicated which was recorded to additional paid-in capital in the accompanying consolidated balance sheets:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Stock Option Expense	$169,972	$191,677

Based on the Company’s historical turnover rates and the vesting pattern of the options, management has assumed that forfeitures are not significant in the determination of stock option expense.

 SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Based on the Company’s board of directors approval of a basic estimated value per share of the Company’s common stock of $6.56, approved by the Company’s board of directors on February 20, 2012, at December 31, 2011, the aggregate intrinsic value of options outstanding at December 31, 2011 and 2010, was zero.

Options outstanding that have vested and are expected to vest as of December 31, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	69,400	$9.50	8.0
Expected to vest	54,350	9.50	8.1
Total	123,750	9.50	8.0

7. OTHER RELATED PARTY TRANSACTIONS

The Company’s Advisor and affiliated entities incurred organizational and offering costs on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) and the minimum offering amount was raised. However, at no time would the Company’s obligation for such organizational and offering costs and expenses exceed 12.34% of the total proceeds raised in the offering, as more fully disclosed in the Company’s Registration Statement. We were allowed to reimburse the Advisor up to 15% of the gross offering proceeds during the offering period, however the Advisor was required to repay us for any organizational and offering costs and expenses reimbursed to it by us that exceeded 12.34% of the gross offering proceeds within 60 days of the close of the month in which the offering terminated. The Advisory Agreement dated August 29, 2007 as amended, entered into between us, the Operating partnership and the Advisor, stated that the Advisor had 60 days from the end of the month in which the offering terminated to reimburse us for any organizational and offering expenses in excess of the 12.34% limit. The offering terminated on August 29, 2010 and as of that date, we had reimbursed the Advisor approximately $381,000 in excess of the 12.34% limit. Such reimbursement was due us on October 31, 2010. The $381,000 was recorded as due from related party with an offset to additional paid-in-capital in the accompanying consolidated balance sheets. As of December 31, 2011, we had received the $381,000 due from the Advisor and affiliated entities.

As of December 31, 2011 and December 31, 2010, such costs and expenses approximated $5,286,000. Of the approximately $5,286,000 incurred by the Advisor and its affiliates, the Company has reimbursed them approximately $2,251,000. The $2,251,000 of reimbursed organizational and offering costs were netted against additional paid-in capital in the accompanying consolidated balance sheets.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The Shopoff Trust is also the sole stockholder of Shopoff Securities, Inc., the Company’s sole broker-dealer engaged for the initial public offering described above. Shopoff Securities, Inc. (which was formed in September 2006) did not receive any selling commissions in connection with the offering, but was entitled to receive a fixed monthly marketing fee of $100,000 from the Company’s Sponsor and reimbursements from the Company for expenses incurred in connection with the sale of shares. The $100,000 fixed monthly marketing fee and reimbursements from the Company for expenses incurred in connection with the sale of shares was not due and payable from the Sponsor to Shopoff Securities, Inc. until the completion of the offering and was contingent upon a determination by the Sponsor, in its sole and absolute discretion, that the payment of the fixed monthly marketing fee would not result in total underwriting compensation to Shopoff Securities, Inc. exceeding the amount which is permitted under the rules of the Financial Industry Regulatory Authority. As of December 31, 2011, the offering had been completed and the Sponsor had completed its obligations to Shopoff Securities Inc., analyzing whether a payment to Shopoff Securities Inc. would exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority. The Sponsor determined that a reduced marketing fee payment to Shopoff Securities Inc. was appropriate in order for Shopoff Securities Inc. not to exceed the total underwriting compensation permitted under the rules of the Financial Industry Regulatory Authority.

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

•	Additional Fees: The Advisory Agreement includes certain other fees that will be payable to the Advisor upon the occurrence of certain potential events such as listing on a national securities exchange or termination of the Advisory Agreement.

For the year ended December 31, 2011, the Company incurred $98,000 in acquisition and advisory fees earned by its Advisor. For the year ended December 31, 2010, the Company incurred $0 in acquisition and advisory fees earned by its Advisor.

For the year ended December 31, 2011, the Company incurred $370,696 in asset management fees earned by its Advisor. For the year ended December 31, 2010, the Company incurred $378,450 in asset management fees earned by its Advisor.

For the year ended December 31, 2011, the Company incurred $189,000 in disposition fees earned by its Advisor. For the year ended December 31, 2010, the Company incurred $66,953 in disposition fees earned by its Advisor.

8. COMMITMENTS AND CONTINGENCIES

FINRA Matter

During 2009, our Advisor advised us that FINRA examined Shopoff Securities, Inc.’s (“Shopoff Securities”) records as part of its routine sales practice and financial/operational examination for the purpose of meeting applicable regulatory mandates and providing Shopoff Securities with an assessment as to its compliance with applicable securities rules and regulations. Shopoff Securities was the Company’s broker-dealer for its public offering. On December 29, 2009, FINRA issued an examination report, which included certain cautionary items that did not need to be included in the Central Registration Depository (the securities industry online registration and licensing database) nor did they need to be reported on Shopoff Securities’ Form BD or Form U4 (each, a Uniform Application for Broker-Dealer Registration used by broker-dealers to register and update their information with the SEC and FINRA, respectively). Additionally, the examination report included a referral of issues related to our offering to a separate examination. This separate examination is ongoing and as of the date of this filing, neither the Company nor Shopoff Securities has received further communication from FINRA regarding this separate examination. The Company does not know when the examination will be resolved or what, if any, actions FINRA may require the Company to take as part of that resolution. This examination could result in fines, penalties or administrative remedies or no actions asserted against the Company. Because the Company cannot at this time assess the outcome of such examination by FINRA, if any, we have not accrued any loss contingencies in accordance with GAAP.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Winchester Ranch (Pulte Home Project)

On December 31, 2008, SPT-SWRC, LLC, closed on the acquisition of certain parcels of land (the “Pulte Home Project”) pursuant to a Purchase Agreement, dated December 23, 2008, with Pulte Home Corporation, a Michigan corporation (“Pulte Home”), an entity unaffiliated with the Company and its affiliates. On February 27, 2009, SPT-SWRC, LLC entered into a purchase and sale agreement to sell the Pulte Home Project to Khalda Development, Inc. (“Khalda”), an entity unaffiliated with the Company and its affiliates. The transaction closed escrow on March 20, 2009.

A previously owned real estate property known as the “Pulte Home Project” was the subject of a dispute regarding obligations retained by both Pulte Home, when it sold the Winchester Ranch project to SPT SWRC, LLC, on December 31, 2008, and by SPT SWRC, LLC when it resold the Winchester Ranch project to Khalda on March 20, 2009, to complete certain improvements, such as grading and infrastructure (the “Improvements”). Both sales were made subject to the following agreements which, by their terms, required the Improvements to be made: (i) a Reconveyance Agreement, dated November 15, 2007, by and among Pulte Home and the prior owners of the Winchester Ranch project — Barratt American Incorporated, Meadow Vista Holdings, LLC (“Meadow Vista”) and Newport Road 103, LLC (“Newport”) (the “Reconveyance Agreement”), and (ii) a letter agreement, dated December 30, 2008, executed by SPT SWRC, LLC, Meadow Vista, and Newport, and acknowledged by Pulte Home (the “Subsequent Letter Agreement”). Meadow Vista and Newport, as joint claimants (the “Claimants”) against Pulte Home and SPT SWRC, LLC, initiated binding arbitration in an effort to (1) require Pulte Home to reaffirm its obligations under the Reconveyance Agreement and the Subsequent Letter Agreement to make the Improvements in light of the subsequent transfer of ownership of the Winchester Ranch project to Khalda, (2) require that certain remedial measures be taken to restore the site to a more marketable condition, and (3) for damages. Neither SPT SWRC, LLC nor Pulte Home took the position that their respective transfers of the project had released them from the obligation to make the Improvements, and the current owner, Khalda, has not failed to, or refused to conduct the Improvements required in the Reconveyance Agreement. A settlement was reached that did not require any substantive action by SPT SWRC, LLC at this time; however, the issue of attorney fees was deferred.  Meadow Vista and Newport sought approximately $115,000 in attorneys’ fees and costs from SPT SWRC, LLC, and that claimed amount could have increased somewhat as the dispute continued.  In addition, Pulte Home could have sought indemnity from SPT SWRC for its attorneys’ fees and costs, as well as any attorneys’ fees and costs it paid to Meadow Vista and Newport, which were unknown, but most likely would not have exceeded $200,000 combined.  On December 22, 2011, SPT SWRC, LLC settled this dispute over attorneys fees and costs with Meadow Vista, Newport, and Pulte by agreeing to pay $70,000 to Meadow Vista and Newport (combined).  Payment of $70,000 pursuant to the settlement was made by SPT SWRC, LLC on February 17, 2012.  The arbitration initiated by Meadow Vista and Newport was thereafter concluded.  For any amounts  of attorneys’ fees incurred or paid by SPT SWRC, LLC, SPT SWRC, LLC may seek indemnity from Khalda.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Management had previously concluded that it was probable the Company would incur a loss related to the arbitration proceeding and the amount of the loss could be estimated; as such the Company recorded a legal settlement expense of $200,000 as of September 30, 2011. This estimated legal settlement expense of $200,000 was subsequently reduced to $70,000 once a settlement over attorneys fees and costs was completed.

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

When SPT – Lake Elsinore Holding Co., LLC originally acquired the Wasson Canyon Project on April 17, 2009, pursuant to the Purchase Agreement, SPT-Lake Elsinore Holding Co., LLC agreed to replace existing subdivision improvement agreements (“SIA’s”) and related bonds within 180 days of the closing and executed a deed of trust in the amount of $650,000 securing this obligation. This obligation is customary in transactions of this type. SPT – Lake Elsinore Holding Co., LLC subsequently finished processing bond reductions and completed the replacement of all bonds and SIA’s originally posted by MS Rialto Wasson Canyon CA, LLC. In the process of satisfying its obligation to replace existing SIA’s and bonds, SPT – Lake Elsinore Holding Co., LLC agreed to provide letters of credit to the surety underwriting the bonds to satisfy the surety’s collateral requirement which was an amount equal to fifty percent (50%) of the bond amounts. As of December 31, 2011 SPT-Lake Elsinore Holding Co., had letters of credit in the amount of $80,845 that remain outstanding.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Economic Dependency

The Company is dependent on the Advisor and the broker-dealer for certain services that are essential to the Company, including communications with Company shareholders; the identification, evaluation, negotiation, purchase, and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations.

Legal Matters

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Except as described previously under Winchester Ranch, management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition. Although the Company is not subject to any legal proceedings, its subsidiary, SPT-SWRC, LLC was the subject of a binding arbitration proceeding as described above under “Winchester Ranch (Pulte Home Project)”, however this proceeding resulted in a settlement which did not require any monetary or other obligations from the Company although the Company did pay $70,000 to resolve an outstanding issue relating to the payment of legal fees. The Company believes the binding arbitration proceeding will have no material adverse effect on its results of operations or financial condition.

          Specific Performance

When SPT-SWRC, LLC purchased the Pulte Home Project on December 31, 2008, SPT-SWRC, LLC agreed as a condition of ownership to assume responsibility of a specific performance requirement as detailed in the Reconveyance Agreement, an assignment of which was an exhibit in the original Purchase Agreement. The requirement obligates SPT-SWRC, LLC to complete specific development requirements on adjacent parcels of land not owned by SPT-SWRC, LLC. Currently the primary obligor of this specific development requirement is Khalda, through its purchase of said property from SPT-SWRC, LLC on March 20, 2009 and subsequent assumption of the Reconveyance Agreement. If Khalda fails to perform its obligations under the assumed Reconveyance Agreement, then the obligee could look to SPT-SWRC, LLC as a remedy.

The monetary exposure under these obligations, if any, to SPT-SWRC, LLC cannot be determined at this time.

9. SUBSEQUENT EVENTS

Note Receivable

On April 4, 2012, one of the original guarantors of the secured note to Mesquite Ventures I, LLC, filed personal bankruptcy to avoid a pending foreclosure. Previously, this same guarantor had placed a related business entity into bankruptcy to avoid a similar foreclosure action. The Company was notified of the personal bankruptcy filing by this guarantor. Management has commenced discussions with Company legal counsel regarding this recent bankruptcy filing and its impact on the Company’s continued collection efforts on the Mesquite Ventures I, LLC secured note. Management does not believe that additional impairment of the note is required as (i) the guarantor’s personal bankruptcy does not impact the collateral securing the note (ii) there are three guarantors on this note in addition to the guarantor who filed personal bankruptcy that the Company can look to for payment, and (iii) the guarantor who filed personal bankruptcy has indicated to management that he is currently working on multiple funding solutions in order to payoff this note.

Desert Moon Estates Property

On February 13, 2012, the Company received a Notice of Potential Sale of Real Estate for Delinquent Special Assessment (or “Notice”) from the Watson Road Community Facilities District. This Notice was received when the Company failed to pay a required special assessment when due on December 1, 2011. Management paid this past due special assessment on February 17, 2012 and the City of Buckeye subsequently informed management that the Desert Moon Estates Property was in current status.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note Payable

On February 17, 2012, SPT-Lake Elsinore Holding Co., LLC (“Borrower”), a Delaware limited liability company and wholly owned subsidiary of the Company’s affiliate, Shopoff Partners, L.P., closed a secured loan from Cardinal Investment Properties – Ramsgate, L.P. (“Lender”). The loan amount was $800,000 and was made pursuant to a loan agreement between Borrower and Lender dated February 15, 2012 (the “Loan”).

The Loan bears interest at a rate of twelve percent per annum, and has a maturity date in twelve months (February 2013), at which time all accrued and unpaid interest and principal is due in full. Interest is due and payable quarterly, commencing on the date that is one month after the disbursement date and continuing thereafter. A service fee of five percent of the Loan amount, or $40,000, was deemed earned upon the funding of the Loan and was paid to Lender at the time of the disbursement of funds to Borrower. Borrower may extend the Loan for up to one additional period of six months, provided (i) Borrower is not in default at the time of the extension, (ii) Borrower gives written notice to Lender of its intent to extend no less than ten days prior to the then-current maturity date, (iii) Borrower makes payment to Lender of a two percent Loan Extension Fee, based on the then-outstanding Loan balance, and (iv) Borrower makes payment to Lender of any unpaid interest accrued under the Loan. Interest accruing under the Loan during an extension period shall be paid monthly in arrears. The Loan may be prepaid in whole or in part without penalty before the maturity date. However, in no event shall the total cumulative interest payable with respect to the loan be less than $72,000, regardless of when the Loan is paid.

The Loan is secured by a deed of trust with assignment of rents in favor of Lender on the remaining property originally purchased by the Company on November 5, 2009, referred to as Tuscany Valley. The Tuscany Valley properties are comprised of three hundred fifty-five entitled but unimproved residential lots and 2 commercial lots located in the City of Lake Elsinore, California. Borrower has agreed to indemnify and hold harmless Lender from and against any and all indemnified costs directly or indirectly arising out of or resulting from any hazardous substance being present or released in, on or around, or potentially affecting, any part of the property securing the loan.

The Loan is subject to a limited recourse guaranty in favor of Lender executed by William A. Shopoff, the Company’s President and Chief Executive Officer, as an individual guarantor.

SHOPOFF PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

If Borrower fails to make any payment when required under the promissory note, Lender has the option to immediately declare all sums due and owing under the promissory note.

Borrower plans to use the proceeds from this Loan (i) to pay a delinquent special assessment from the Watson Road Community Facilities District, payable to the Town of Buckeye in Arizona, in the approximate amount of $136,000 (ii) to make a $70,000 settlement payment to attorneys representing claimants in an arbitration matter involving a prior property owned by an affiliated entity of the Company, (iii) for payment of certain other outstanding liabilities of the Company, and (iv) reserves for certain projected future Company liabilities.

Other – Estimated Value Per Share

On February 20, 2012, the Company’s board of directors approved a basic estimated value per share of the Company’s common stock of $6.56 and a fully diluted estimated value per share of the Company’s common stock of $6.24 based on an equal weighted average of (i) the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or adjusted net asset value method, and (ii) the present value of future expected income of the Company, discounted for risk, or discounted cash flow method, divided by the actual number of shares outstanding for the basic estimated value per share and anticipated number of shares outstanding for the fully diluted estimated value per share, all as of December 31, 2011. The Company provided this estimated value per share to assist broker dealers that participated in the Company’s initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ WILLIAM A. SHOPOFF	President, Chief Executive Officer and	April 6, 2012
Chairman of the Board of Directors
William A. Shopoff

/s/ KEVIN M. BRIDGES	Director, Principal Financial Officer	April 6, 2012

Kevin M. Bridges

/s/ EDWARD FITZPATRICK	Executive Vice President and Director	April 6, 2012

Edward Fitzpatrick

/s/ JEFFREY W. SHOPOFF	Director	April 6, 2012

Jeffrey W. Shopoff

/s/ GLENN PATTERSON	Director	April 6, 2012

Glenn Patterson

/s/ PATRICK MEYER	Director	April 6, 2012

Patrick Meyer

/s/ STUART MCMANUS	Director	April 6, 2012

Stuart McManus

/s/ MELANIE BARNES	Director	April 6, 2012

Melanie Barnes

/s/ KERRY VANDELL	Director	April 6, 2012

Kerry Vandell

EXHIBIT INDEX

Exhibit Number	Exhibit

1.1	Broker-Dealer Agreement between Shopoff Properties Trust, Inc. and Shopoff Securities, Inc. (filed as Exhibit 1.1 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Registration No. 333-139042) and incorporated herein by reference).

3.1	Charter of the Registrant (filed as Exhibit 3.1 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

3.2	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to Shopoff Properties Trust’s Quarterly Report on Form 10-Q filed on November 14, 2008 and incorporated herein by reference).

3.3	Bylaws of the Registrant (filed as Exhibit 3.2 on November 30, 2006 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 on June 22, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

3.5	Agreement of Limited Partnership of Shopoff Partners (filed as Exhibit 3.5 on June 6, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 on May 1, 2009 to Shopoff Properties Trust’s Post Effective Amendment No. 3 (Reg. No. 333-139042) and incorporated herein by reference).

4.1	Form of Registrant’s Common Stock Certificate (filed as Exhibit 4.1 on March 30, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11 (Reg. No. 333-139042) and incorporated herein by reference).

10.1	2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-8 (Reg. No. 333-152782) on August 5, 2008 and incorporated herein by reference). +

10.2	Advisory Agreement between Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.2 on August 16, 2007 to Shopoff Properties Trust’s Registration Statement on Form S-11(Reg. No. 333-139042) and incorporated herein by reference).

10.3	Amendment to Advisory Agreement, dated January 21, 2009, by and among Shopoff Properties Trust, Inc., Shopoff Partners, L.P. and Shopoff Advisors, L.P. (filed as Exhibit 10.4 on January 22, 2009 to Shopoff Properties Trust’s Post-Effective Amendment No. 2 (Reg. No. 333-139042) and incorporated herein by reference).

10.5	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 23, 2008 and amendments thereto (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).

10.6	Assignment and Assumption Agreement by and between SPT-SWRC, LLC and Pulte Home Corporation, dated December 30, 2008 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).

10.7	Purchase and Sale Agreement and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated September 30, 2008 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Form 10-Q filed on November 14, 2008 and incorporated herein by reference).

10.8	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated December 30, 2008 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 7, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit

10.9	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $414,000 dated January 9, 2009 (filed as Exhibit 10.1 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.10	Collateral Assignment and Pledge of Note, Deed of Trust and Loan Documents made as of January 9, 2009, by Aware Development Company, Inc. in favor of SPT Real Estate Finance, LLC securing Promissory Note in the amount of $1,886,000 dated January 9, 2009 (filed as Exhibit 10.2 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.11	Promissory Note in the amount of $1,886,000, dated January 9, 2009 (filed as Exhibit 10.3 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.12	Promissory Note in the amount of $414,000, dated January 9, 2009 (filed as Exhibit 10.4 to Shopoff Properties Trust’s Current Report on Form 8-K on January 15, 2009 and incorporated herein by reference).

10.13	Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 13, 2009 (filed as Exhibit 10.4 to Post-Effective Amendment No. 2 (Registration No. 333-139042) on January 22, 2009 and incorporated herein by reference).

10.14

Amendment to Purchase and Sale and Joint Escrow Instructions by and between TSG Little Valley, L.P. and Shopoff Advisors, L.P., dated January 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 4, 2009 and incorporated herein by reference).

10.15	Purchase and Sale Agreement and Escrow Instructions by and between SPT-SWRC, LLC and Khalda Development, Inc., dated February 27, 2009 (filed as Exhibit 10.1 to Form 8-K on March 26, 2009 and incorporated herein by reference).

10.16	Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co. and MS Rialto Wasson Canyon CA, LLC, dated April 17, 2009 (filed as Exhibit 10.1 to Form 8-K on April 23, 2009 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale and Joint Escrow Instructions by and between SPT Lake Elsinore Holding Co., LLC and U.S. Bank National Association, dated May 13, 2009 (filed as Exhibit 10.1 to Form 8-K on May 21, 2009 and incorporated herein by reference).

10.18	Purchase and Sale Agreement and Joint Escrow Instructions, dated June 29, 2009, by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc (filed as Exhibit 10.1 to Form 8-K on August 5, 2009 and incorporated herein by reference).

10.19	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between SPT AZ Land Holdings, LLC and AZPro Development, Inc., dated July 28, 2009 (filed as Exhibit 10.2 to Form 8-K on August 5, 2009 and incorporated herein by reference).

10.20	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.1 to Form 8-K on September 11, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit

10.21	Memorandum of Assignment of Note, Deed of Trust and Loan Documents, dated August 24, 2009, by and between Aware Development Company, Inc. and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.2 to Form 8-K on September 11, 2009 and incorporated herein by reference).

10.22	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $5,187,000 (filed as Exhibit 10.3 to Form 8-K on September 11, 2009 and incorporated herein by reference).

10.23	Settlement Agreement, dated September 3, 2009, by and between Springbrook Investments, L.P, and SPT Real Estate Finance, LLC related to the promissory note in the original principal amount of $1,072,000 (filed as Exhibit 10.4 to Form 8-K on September 11, 2009 and incorporated herein by reference).

10.24	Assignment of Purchase and Sale Agreement between Shopoff Advisors and SPT- Lake Elsinore Holding Co., LLC dated September 3, 2009 (filed as Exhibit 10.2 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.25	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated September 3, 2009 (filed as Exhibit 10.3 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.26	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.4 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.27	Restated Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between TSG Little Valley, L.P. and SPT-Lake Elsinore Holding Co., LLC and dated October 15, 2009 (filed as Exhibit 10.5 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.28	All-Inclusive Purchase Money Note Secured By Deed of Trust between SPT- Lake Elsinore Holding Co., LLC and TSG Little Valley, L.P. and dated November 6, 2009 (filed as Exhibit 10.6 to Form 8-K on November 12, 2009 and incorporated herein by reference).

10.29	Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated December 8, 2009 (filed as Exhibit 10.1 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.30	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated January 20, 2010 (filed as Exhibit 10.2 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.31	Participation Agreement between SPT – Lake Elsinore Holding Co., LLC and D. R. Horton Los Angeles Holding Company, Inc., dated February 3, 2010 (filed as Exhibit 10.3 to Form 8-K on February 9, 2010 and incorporated herein by reference).

10.32	Loan Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.1 to Form 8-K on September 7, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

10.33	Promissory Note Secured By Deed Of Trust between SPT- Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Underwood, L.P. and dated August 30, 2010 (filed as Exhibit 10.2 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.34	Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.3 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.35	Rider to Deed of Trust with Assignment of Rents, dated August 30, 2010, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Underwood, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.4 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.36	Security Agreement, dated August 30, 2010, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Underwood, L.P., a California limited partnership (filed as Exhibit 10.5 to Form 8-K on September 7, 2010 and incorporated herein by reference).

10.37	Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated March 10, 2011 (filed as Exhibit 10.37 to Form 10-K on April 15, 2011 and incorporated herein by reference).

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between SPT – Lake Elsinore Holding Co., LLC and CV Communities, LLC, dated April 6, 2011 (filed as Exhibit 10.38 to Form 10-K on April 15, 2011 and incorporated herein by reference).

10.39	Agreement to Purchase and Sell Interest in Contract to Buy and Sell Real Estate, dated September 7, 2011, by and between Steven F. Dallman and Shopoff Advisors, L.P. (filed as Exhibit 10.1 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.40	Contract to Buy and Sell Real Estate (LAND), dated June 14, 2011, by and between Steven F. Dallman or Assigns and Lundieck Investments, Ltd. (filed as Exhibit 10.2 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.41	Second Amendment to Agreement to Purchase and Sell Interest in Contract to Buy and Sell Real Estate, dated September 7, 2011, by and between Steven F. Dallman and Shopoff Advisors, L.P. (filed as Exhibit 10.3 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.42	First Amendment to Agreement to Purchase and Sell Interest in Contract to Buy and Sell Real Estate, dated September 7, 2011, by and between Steven F. Dallman and Shopoff Advisors, L.P. (filed as Exhibit 10.4 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.43	Promissory Note and Deed of Trust – Tracts A & B - Lundieck Investments, Ltd. (filed as Exhibit 10.5 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.44	Promissory Note and Deed of Trust – Tracts C & D - Lundieck Investments, Ltd. (filed as Exhibit 10.6 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.45	Statement of Authority and Special Warranty Deed (filed as Exhibit 10.7 to Form 8-K on November 25, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit

10.46	Promissory Note and Deed of Trust - Steven F. Dallman (filed as Exhibit 10.8 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.47	Assignment Agreement, dated November 2, 2011, by and among Steven F.Dallman, SPT Vantage Point, LLC and Shopoff Advisors, L.P. (filed as Exhibit 10.9 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.48	Limited Liability Company Agreement of SPT-Vantage Point LLC (filed as Exhibit 10.10 to Form 8-K on November 25, 2011 and incorporated herein by reference).

10.49	Loan Agreement, dated February 15, 2012, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Ramsgate, L.P., a California limited partnership (filed as Exhibit 10.1 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.50	Promissory Note Secured By Deed of Trust between SPT- Lake Elsinore Holding Co., LLC and Cardinal Investment Properties – Ramsgate, L.P. and dated February 15, 2012 (filed as Exhibit 10.2 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.51	Deed of Trust with Assignment of Rents, dated February 15, 2012, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Ramsgate, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.3 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.52	Rider to Deed of Trust with Assignment of Rents, dated February 15, 2012, by and among SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, as trustor, First American Title Insurance Company, a California corporation, as trustee, and Cardinal Investment Properties - Ramsgate, L.P., a California limited partnership, as beneficiary (filed as Exhibit 10.4 to Form 8-K on February 24, 2012 and incorporated herein by reference).

10.53	Security Agreement, dated February 15, 2012, by and between SPT-Lake Elsinore Holding Co., LLC, a Delaware limited liability company, and Cardinal Investment Properties-Ramsgate, L.P., a California limited partnership (filed as Exhibit 10.5 to Form 8-K on February 24, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensation plan.

